Form 10-Q
period 2010-03-31
Cobalt International Energy, Inc.
filed 2010-05-11
CIK 1471261

Use these links to rapidly review the document

PART I—FINANCIAL INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-34579

Cobalt International Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-0821169 (I.R.S. Employer Identification No.)
Two Post Oak Central 1980 Post Oak Boulevard, Suite 1200 Houston, Texas (Address of principal executive offices)	77056 (Zip code)

(713) 579-9100
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Number of shares of the registrant's common stock outstanding at April 30, 2010: 356,644,544 shares.

Cautionary Note Regarding Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains estimates and forward-looking statements, principally in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our estimates and forward-looking statements are mainly based on our current expectations and estimates of future events and trends, which affect or may affect our businesses and operations. Although we believe that these estimates and forward-looking statements are based upon reasonable assumptions, they are subject to several risks and uncertainties and are made in light of information currently available to us. Many important factors, in addition to the factors described in our 2009 Annual Report on Form 10-K filed on March 30, 2010, may adversely affect our results as indicated in forward-looking statements. You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect.

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

  •
  the impact of the Deepwater Horizon explosion and resulting oil spill;

  •
  termination of or intervention in concessions, licenses, permits, rights or authorizations granted by the United States, Angolan and Gabonese governments to us;

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

  •
  the cost and availability of adequate insurance coverage; and

  •
  other risk factors discussed in the "Risk Factors" section of this Quarterly Report on Form 10-Q and our 2009 Annual Report on Form 10-K filed on March 30, 2010.

        The words "believe," "may," "will," "aim," "estimate," "continue," "anticipate," "intend," "expect," "plan" and similar words are intended to identify estimates and forward-looking statements. Estimates and forward-looking statements speak only as of the date they were made, and, except to the extent required by law, we undertake no obligation to update or to review any estimate and/or forward-looking statement because of new information, future events or other factors. Estimates and forward-looking statements involve risks and uncertainties and are not guarantees of future performance. As a result of the risks and uncertainties described above, the estimates and forward-looking statements discussed in this Quarterly Report on Form 10-Q might not occur and our future results and our performance may differ materially from those expressed in these forward-looking statements due to, including, but not limited to, the factors mentioned above. Because of these uncertainties, you should not place undue reliance on these forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

COBALT INTERNATIONAL ENERGY, INC.
(pka COBALT INTERNATIONAL ENERGY, L.P.)

Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009	6
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and 2009, and for the period November 10, 2005 (Inception) through March 31, 2010	7
Condensed Consolidated Statements of Changes in Partners' Capital and Stockholders' Equity for the Three Months Ended March 31, 2010 and for the period November 10, 2005 (Inception) through March 31, 2010	8
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009, and for the period November 10, 2005 (Inception) through March 31, 2010	9
Notes to Condensed Consolidated Financial Statements	10

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2010	December 31, 2009
	($ in thousands)
Assets
Current assets:
Cash and cash equivalents	$981,780	$1,093,100
Restricted certificate of deposit	541	541
Joint interest and other receivables	81,413	44,753
Prepaid expenses and other current assets	11,315	9,402
Inventory	14,770	6,691

Total current assets	1,089,819	1,154,487
Property, plant, and equipment:
Oil and gas properties, successful efforts method of accounting, net of accumulated depletion of $-0-	468,045	470,741
Other property and equipment, net of accumulated depreciation and amortization of $2,215 and $2,033, respectively	1,068	871

Total property, plant, and equipment, net	469,113	471,612

Restricted deposits	337,305	186,006

Total assets	$1,896,237	$1,812,105

Liabilities and Stockholders' Equity
Current liabilities:
Trade and other accounts payable	$45,417	$34,966
Accrued liabilities	33,092	35,557

Total current liabilities	78,509	70,523

Stockholders' Equity:
Common stock, $0.01 par value per share; 2,000,000,000 shares authorized, 348,909,307 and 340,517,583 issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	3,489	3,405
Additional paid-in capital	2,218,694	2,112,900
Deficit accumulated during the development stage	(404,455)	(374,723)

Total stockholders' equity	1,817,728	1,741,582

Total liabilities and stockholders' equity	$1,896,237	$1,812,105

See accompanying notes.

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		For the Period November 10, 2005 (Inception) Through March 31, 2010
	2010	2009
	($ in thousands except per share data)
Oil and gas revenue	$—	$—	$—
Operating costs and expenses:
Seismic and exploration	(8,317)	3,709	243,254
Dry hole expense and impairment	25,852	—	40,338
General and administrative	12,112	7,756	122,899
Depreciation and amortization	182	165	2,215

Total operating costs and expenses	29,829	11,630	408,706

Operating income (loss)	(29,829)	(11,630)	(408,706)
Other income (expense):
Interest income (expense), net	97	(3)	4,251

Total other income (expense)	97	(3)	4,251

Net loss before income tax	(29,732)	(11,633)	(404,455)
Income tax expense	—	—	—

Net income (loss)	$(29,732)	$(11,633)	$(404,455)

Basic and diluted income (loss) per share	$(0.09)

Pro forma basic and diluted income (loss) per share		$(0.05)

See accompanying notes.

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Condensed Consolidated Statements of Changes in Partners' Capital and Stockholders' Equity

(Unaudited)

	General Partner	Class A Limited Partners	Class B Limited Partners	Class C Limited Partners	Common Stock	Additional Paid-in Capital	Accumulated Deficit During Development Stage	Total
	($ in thousands)
Balance, November 10, 2005 (Inception)	$—	$—	$—	$—	$—	$—	$—	$—
Class A limited partners' contributions	—	1,256,738	—	—	—	—	—	1,256,738
Class B & C limited partners' equity compensation	—	—	6,984	734	—	—	—	7,718
Common stock issued upon corporate reorganization	—	(1,256,738)	(6,984)	(734)	2,743	1,261,713	—	—
Equity based compensation	—	—	—	—	—	2,402	—	2,402
Common stock issued at initial public offering, net of offering costs	—	—	—	—	630	806,629	—	807,259
Common stock issued at private placement	—	—	—	—	32	42,156	—	42,188
Net income (loss)	—	—	—	—	—	—	(374,723)	(374,723)

Balance, December 31, 2009	—	—	—	—	3,405	2,112,900	(374,723)	1,741,582
Common stock issued at the closing of the over-allotment portion of initial public offering, net of offering costs	—	—	—	—	80	101,176	—	101,256
Common stock issued for vested restricted stock	—	—	—	—	4	(4)	—	—
Equity based compensation	—	—	—	—	—	4,622	—	4,622
Net income (loss)	—	—	—	—	—	—	(29,732)	(29,732)

Balance, March 31, 2010	$—	$—	$—	$—	$3,489	$2,218,694	$(404,455)	$1,817,728

See accompanying notes.

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,		For the Period November 10, 2005 (Inception) Through March 31, 2010
	2010	2009
	($ in thousands)
Cash flows provided from operating activities
Net income (loss)	$(29,732)	$(11,633)	$(404,455)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	182	165	2,215
Dry hole expense and impairment of unproved properties	25,852	—	40,338
Equity based compensation	4,622	421	14,742
Other	—	—	808
Changes in operating assets and liabilities:
Joint interest and other receivables	(36,660)	457	(76,163)
Inventory	(8,079)	(7,444)	(14,770)
Prepaid expense and other assets	1,362	2,117	(8,040)
Trade and other accounts payable	10,452	(9,130)	45,417
Accrued liabilities and other	(27,567)	(3,978)	7,992

Net cash provided by (used in) operating activities	(59,568)	(29,025)	(391,916)

Cash flows from investing activities
Capital expenditures for oil and gas properties	—	—	(702,360)
Capital expenditures for other property and equipment	(379)	(3)	(3,284)
Exploratory wells drilling in process	(1,330)	(14,137)	(123,043)
Proceeds from sale of oil and gas properties	—	331	333,346
Increase in restricted deposits	(151,299)	(174)	(337,846)

Net cash provided by (used in) investing activities	(153,008)	(13,983)	(833,187)

Cash flows from financing activities
Capital contributions prior to IPO—Class A limited partners	—	42,555	1,256,180
Proceeds from initial public offering, net of costs	—	—	807,259
Proceeds from private placement, net of costs	—	—	42,188
Proceeds from over-allotment portion of initial public offering, net of costs	101,256	—	101,256

Net cash provided by (used in) financing activities	101,256	42,555	2,206,883

Net increase (decrease) in cash and cash equivalents	(111,320)	(453)	981,780
Cash and cash equivalents, beginning of period	1,093,100	5,103	—

Cash and cash equivalents, end of period	$981,780	$4,650	$981,780

See accompanying notes.

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Basis of Presentation

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

        A corporate reorganization occurred concurrently with the completion of the Company's initial public offering ("IPO") on December 21, 2009. All the outstanding interests of the Partnership were exchanged for 283,200,000 shares of the Company's common stock and as a result the Partnership became wholly-owned by the Company. The shares of CIP GP Corp., the general partner of the Partnership, were contributed by certain of the Class A limited partners holding such shares to the Company for no consideration.

        On December 21, 2009, the Company closed its IPO with the issuance of 63,000,000 shares of common stock from the public offering and 3,125,000 of shares issued in a private placement at a price of $13.50 per share. The proceeds received of approximately $900 million were used to fund the offering expenses and will be primarily used to fund the Company's drilling and exploration program. On January 7, 2010, the Company issued an additional 7,978,000 shares of common stock at the public offering price of $13.50 per share pursuant to the exercise of the over-allotment option by the underwriters.

Operations

        The Company is an independent, oil-focused exploration and production company with a current focus in the deepwater U.S. Gulf of Mexico and offshore Angola and Gabon in West Africa. The terms "Company," "Cobalt," "we," "us," "our," "ours," and similar terms refer to Cobalt International Energy, Inc. unless the context indicates otherwise.

        As of March 31, 2010, the Company had no proved oil and gas reserves.

Business Relationships

  TOTAL Alliance

        On April 6, 2009, the Company announced a long-term alliance with TOTAL E&P USA, INC. ("TOTAL") in which, through a series of transactions, the Company combined its respective U.S. Gulf of Mexico exploratory lease inventory (which excludes the Heidelberg portion of its Ligurian/Heidelberg prospect, its Shenandoah prospect, and all developed or producing properties held by TOTAL in the U.S. Gulf of Mexico) through the exchange of a 40% interest in its leases for a 60% interest in TOTAL's leases, resulting in a current combined alliance portfolio covering 215 blocks. The Company will act as operator on behalf of the alliance through the exploration and appraisal phases of development. As part of the alliance, TOTAL committed, among other things, to (i) provide a

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

1. Organization and Basis of Presentation (Continued)

5th generation deepwater rig to drill a mandatory five-well program on the Company's existing operated blocks, (ii) pay up to $300 million to carry a substantial share of the Company's costs with respect to this five-well program (above the amounts TOTAL is obligated to pay as owner of a 40% interest), (iii) pay an initial amount of approximately $280 million primarily as reimbursement of the Company's share of historical costs in its contributed properties and consideration under purchase and sale agreements, (iv) pay 40% of the general and administrative costs relating to the Company's operations in the U.S. Gulf of Mexico during the 10-year alliance term, and (v) award the Company up to $180 million based on the success of the alliance's initial five-well program, in all cases subject to certain conditions and limitations. Additionally, as part of the alliance, TOTAL and the Company formed a U.S. Gulf of Mexico-wide area of mutual interest, whereby each party has the right to participate in any oil and natural gas lease interest acquired by the other party within this area.

  Sonangol Partnership

        On April 22, 2009, the Company announced a partnership in the U.S. Gulf of Mexico with the national oil company of Angola, Sociedade Nacional de Combustíveis de Angola—Empresa Pública ("Sonangol"), whereby Sonangol acquired a 25% non-operated interest of the Company's pre-TOTAL alliance interests in 11 of the Company's U.S. Gulf of Mexico leases. The price Sonangol paid the Company for this interest was calculated using the price the Company paid for such leases plus $10 million to cover the Company's historical seismic and exploration costs. Additionally, as part of the partnership, the Company formed an area of mutual interest with Sonangol covering a subset of the U.S. Gulf of Mexico, whereby each party has the right to participate in any oil and natural gas lease interest acquired by the other party within this area until May 15, 2010. This transaction is notable as it represents Sonangol's initial entry into the North American exploration and production sector.

  Sonangol Risk Services Agreements

        On February 24, 2010, the Company executed Risk Services Agreements (the "RSAs") for Blocks 9 and 21 offshore Angola with Sonangol, as well as Sonangol Pesquisa e Produção, S.A., Nazaki Oil and Gáz, S.A. ("Nazaki") and Alper Oil, Limitada. The RSAs govern the Company's 40% interest in and operatorship of Blocks 9 and 21 offshore Angola and form the basis of its exploration, development and production operations on these blocks. In conjunction with the RSAs, the Company also obtained a written approval from Sonangol dated March 3, 2010 for expenditures incurred for technical work on Blocks 9 and 21 offshore Angola as pre-RSA expenditures for future tax deductibility. As a result, Nazaki will reimburse the Company for its share of the leasehold bonus and related pre-RSA seismic expenditures incurred on these blocks. The execution of these agreements was a key milestone that allows for the commencement of the Company's offshore Angola drilling program, currently planned to begin within the next twelve months.

2. Basis of Presentation

        The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and the appropriate rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, the condensed consolidated financial statements do not include all of the

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Basis of Presentation (Continued)

information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be presented for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. Because the Company is a development stage enterprise, the Company has presented its financial statements in accordance with FASB Accounting Standards Codification (ASC) No. 915 "Development Stage Entities".

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by the Company include (i) accruals related to expenses, (ii) assumptions used in estimating fair value of equity based awards and (iii) assumptions used in impairment testing. Although the Company believes these estimates are reasonable, actual results could differ from these estimates.

Reclassifications

        Certain reclassifications have been made to prior periods' financial statements to conform to the current presentation.

Income (Loss) Per Share

        Basic income (loss) per share was calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the periods presented. The calculation of diluted income (loss) per share should include the potential dilutive impact of nonvested restricted shares outstanding during the year, unless their effect is anti-dilutive. Nonvested restricted stock awards of 7,681,317 shares for the three months ended March 31, 2010 were excluded from the diluted income (loss) per share because they are anti-dilutive.

        Pro forma basic income (loss) per share was calculated by dividing pro forma net income or loss applicable to common shares by the pro forma weighted average number of common shares outstanding during the three months ended March 31, 2009. Pro forma net income or loss applicable to common shares reflects net income (loss) as reported and gives effect to (i) an adjustment for income taxes as if the Company was subject to taxation for the entire period and (ii) an adjustment to remove management fees paid to the Partnership's former private equity owners that terminated at the time of the IPO. The calculation of pro forma diluted income (loss) per share should include the potential dilutive impact of nonvested restricted shares outstanding during the year, unless their effect is anti-dilutive. Pro forma nonvested restricted stock awards of 7,321,086 shares for the three months ended March 31, 2009 were excluded from the pro forma diluted income (loss) per share because they are anti-dilutive.

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Basis of Presentation (Continued)

        The pro forma weighted average shares outstanding used in the computation of pro forma basic and diluted income (loss) per share for the three months ended March 31, 2009 has been computed taking into account the conversion ratio at the time of the IPO of all partnership units into shares of common stock, including vested shares of restricted stock, as if the conversion occurred as of the beginning of the period.

3. Restricted Deposits

        As of March 31, 2010, restricted deposits represent $186.5 million held in an escrow account established in December, 2009 as a guarantee of performance to ENSCO International plc for the ENSCO 8503 rig contract and $151.3 million held in a collateral account established in March, 2010 as collateral for letters of credit issued in support of the Company's contractually agreed work program obligations in Angola. As of March 31, 2010, the $151.3 million is invested in U.S. Treasury bills having maturities in excess of 90 days and as a result, the funds are accounted for as held-to-maturity securities based on the Company's intent to hold the securities to maturity. These securities are stated at amortized costs, which approximate fair market value as of March 31, 2010. Income related to these securities is reported as a component of interest income in the Company's consolidated statements of operations.

4. Joint Interest and Other Receivables

        Joint interest and other receivables result primarily from billing shared costs under the respective operating agreements to the Company's partners in the leases. As of March 31, 2010, the balance due from the Company's joint interest partners in the U.S. Gulf of Mexico and West Africa was $81.4 million and represents amounts due for operated exploration wells and seismic expenditures. Receivables are expected to be settled within 30 days.

5. Property, Plant, and Equipment

        Property, plant, and equipment is stated at cost less accumulated depreciation/amortization and consisted of the following:

	Estimated Useful Life (Years)	March 31, 2010	December 31, 2009
		($ in Thousands)
Unproved oil and gas properties		$361,203	$363,515
Exploratory wells in process		106,842	107,226
Computer equipment and software	3	1,642	1,300
Office equipment and furniture	3	1,024	995
Leasehold improvements	3	617	609

		471,328	473,645
Less: accumulated depreciation and amortization		(2,215)	(2,033)

Property, plant, and equipment, net		$469,113	$471,612

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Property, Plant, and Equipment (Continued)

        The Company recorded $0.2 million, $0.2 million and $2.2 million of depreciation and amortization expense for the three months ended March 31, 2010 and 2009 and for the period November 10, 2005 (inception) through March 31, 2010, respectively.

        Acquisition costs of unproved leasehold properties are assessed for impairment during the holding period and transferred to proved oil and gas properties to the extent associated with successful exploration activities. Significant unproved leases are assessed individually for impairment based on the Company's current exploration plans and an allowance is provided if impairment is indicated. Unproved leasehold costs that are individually less than $1 million in carrying value are amortized on a group basis over the average terms of the leases, at rates that provide for full amortization of leases upon lease expiration or abandonment. As of March 31, 2010, the balance for unproved leaseholds that were individually less than $1 million was $78.3 million. For the three months ended March 31, 2010 and 2009, and for the period November 10, 2005 (inception) through March 31, 2010, the Company recorded $2.3 million, $0 and $2.3 million of allowance against future impairments on unproved leasehold properties, respectively.

Capitalized Exploratory Well Costs

        If an exploratory well provides evidence as to the existence of sufficient quantities of hydrocarbons to justify potential completion as a producing well, drilling costs associated with the well are initially capitalized, or suspended, pending a determination as to whether a commercially sufficient quantity of proved reserves can be attributed to the area as a result of drilling. This determination may take longer than one year in certain areas (generally, deepwater and international locations) depending upon, among other things, (i) the amount of hydrocarbons discovered, (ii) the outcome of planned geological and engineering studies, (iii) the need for additional appraisal drilling activities to determine whether the discovery is sufficient to support an economic development plan and (iv) the requirement for government sanctioning in international locations before proceeding with development activities.

        During 2008, the Company participated in the drilling of the Shenandoah #1 exploratory well and the Heidelberg #1 exploratory well, both of which were announced as discoveries in early 2009. As of March 31, 2010, the cost of both wells remained capitalized as the Company continues its technical assessment of the commerciality of both discoveries. On October 28, 2009, the Company announced it had temporarily suspended operations on the Ligurian #1 exploratory well and on February 7, 2010 the Company suspended operations on the Criollo #1 exploratory well. Although both wells encountered oil bearing sands, further technical evaluation is required to determine the commerciality of these prospects and portions of both wells were determined to have no future value. As a result, the Company recorded a total of $14.5 million impairment charge to dry hole expense for the impaired portion of both wells in 2009. The Company recorded an additional impairment charge to dry hole expense for the three months ended March 31, 2010 of $0.9 million for costs incurred in 2010 related to the impaired portion of the Ligurian #1 exploratory well and $8.4 million for the impaired portion of the Criollo #1 exploratory well. Beginning in February, 2010, the Company participated in the drilling of the Heidelberg #2 appraisal well. In April, 2010 the operator of Heidelberg #2 notified the Company that the well would be permanently plugged and abandoned due to mechanical problems. As a result, the Company charged the total capitalized costs of $6.5 million incurred for the Heidelberg #2 appraisal well to dry hole expense for the three months ended March 31, 2010. In May, 2010, the

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Property, Plant, and Equipment (Continued)

Company announced that the Firefox #1 exploratory well will be plugged and abandoned. As a result, the Company charged the total capitalized cost of $7.7 million incurred for the Firefox #1 exploratory well to dry hole expense for the three months ended March 31, 2010. The Company expects to charge approximately $5.5 million and $4.7 million of additional costs incurred for the Heidelberg #2 appraisal well and the Firefox #1 exploratory well, respectively, to dry hole expense during the second quarter of 2010.

        The following table reflects the Company's net changes in and the cumulative costs of capitalized exploratory well costs (excluding any related leasehold costs):

	March 31, 2010	December 31, 2009
	($ in thousands)
Gulf of Mexico:
Beginning of period	$107,226	$71,662
Addition to capitalized exploratory well cost pending determination of proved reserves:
Shenandoah #1 Exploratory Well	22	9,935
Heidelberg #1 Exploratory Well	22	7,980
Heidelberg #2 Appraisal Well	6,259	276
Ligurian #1 Exploratory Well	900	18,589
Criollo #1 Exploratory Well	8,119	13,268
Firefox #1 Exploratory Well	7,736	—
Other	99	2
Reclassifications to wells, facilities, and equipment based on determination of proved reserves	—	—
Amounts charged to expense	(23,541)	(14,486)

End of period	$106,842	$107,226

Capitalized Well Costs	Spud Year	As of March 31, 2010	As of December 31, 2009
		($ in thousands)
Cumulative costs:
Shenandoah #1 Exploratory Well	2008	$69,367	$69,345
Heidelberg #1 Exploratory Well	2008	20,254	20,232
Heidelberg #2 Appraisal Well	2010	—	276
Ligurian #1 Exploratory Well	2009	8,100	8,093
Criollo #1 Exploratory Well	2009	9,020	9,278
Firefox #1 Exploratory Well	2010	—	—
Other	2010	101	2

		$106,842	$107,226

        As of March 31, 2010, no exploratory wells have been drilled by the Company in offshore Angola or Gabon.

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Stockholders' Equity

        Upon closing of the IPO on December 21, 2009, the Company was authorized to issue 2,000,000,000 shares of common stock, $0.01 par value per share, and 200,000,000 shares of preferred stock, $0.01 par value per share. As a result of the corporate reorganization, all the outstanding partnership interests in the Partnership were exchanged for 283,200,000 shares of the Company's common stock, of which 274,392,583 were issued on December 21, 2009 and 8,015,041 were nonvested restricted stock.

        On December 21, 2009, the Company issued 63,000,000 shares of its common stock through the IPO and 3,125,000 shares of common stock through a private placement at a price of $13.50 per share.

        On January 7, 2010, the Company closed the sale of an additional 7,978,000 shares of its common stock at the public offering price of $13.50 per share pursuant to the exercise over-allotment option by the underwriters of the IPO.

7. Seismic and Exploration Expenses

        Seismic and exploration expenses consisted of the following:

			For the Period November 10, 2005 (Inception) through March 31, 2010
	Three Months Ended March 31,
	2010	2009
	($ in Thousands)
Seismic data costs	$5,238	$1,918	$248,795
Consulting and technical services	208	176	3,554
Seismic cost recovery(1)	(15,126)	—	(25,126)
Leasehold delay rentals	1,363	1,615	16,031

	$(8,317)	$3,709	$243,254

(1)
These amounts represent reimbursement of past seismic costs incurred by the Company. See Note 1—Business Relationships.

8. Equity Based Compensation

        The Company recognizes compensation cost for equity-based awards to employees and non-employee directors using the straight-line method over the period during which the recipient is required to provide service in exchange for the award, based on the fair value of the equity instrument

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Equity Based Compensation (Continued)

on the date of grant. A summary of share activity pursuant to equity-based payment plans for employees for the three months ended March 31, 2010, is as follows:

	Restricted Shares	Weighted Average Grant Date Price
Non-vested at December 31, 2009	8,015,041	$8.50
Granted	80,000	$13.13
Vested	(413,724)	$0.31
Forfeited or expired	—	—

Non-vested units at March 31, 2010	7,681,317	$8.32

Unrecognized compensation	$66,520,234

        For the three months ended March 31, 2010 and 2009, and for period from November 10, 2005 (inception) through March 31, 2010, the Company recognized equity based compensation expense of $4.5 million, $0.4 million and $14.6 million, respectively, relating to restricted stock granted to employees. As of March 31, 2010, the compensation expense for nonvested restricted shares is expected to be recognized over a weighted-average period remaining ranging from 1.5 years to 4.7 years.

        The Company granted a total of 10,777 shares of restricted stock awards to non-employee directors during the three months ended March 31, 2010. For the three months ended March 31, 2010, the Company recognized compensation expense of $0.1 million for restricted stock granted to non-employee directors.

9. Income (Loss) Per Share

        The following table presents the calculation of basic and diluted income (loss) per share and pro forma basic and diluted income (loss) per share for the three months ended March 31, 2010 and 2009,

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Income (Loss) Per Share (Continued)

respectively, as discussed further in the summary of significant accounting policies in Note 2 ($ in thousands except per share data):

For Three Months Ended March 31, 2010:
Net income (loss)	$(29,732)

Weighted average common shares outstanding	348,122,446

Basic and diluted income (loss) per common share	$(0.09)

For Three Months Ended March 31, 2009:
Net income (loss) as reported	$(11,633)
Pro forma income tax expense(1)(2)	—
Pro forma management fees(3)	168

Pro forma net income (loss)	$(11,465)

Weighted average common shares outstanding used in pro forma basic and diluted net income (loss) per common share	228,998,677

Pro forma basic and diluted income (loss) per share	$(0.05)

(1)
Upon completion of the Company's IPO and corporate reorganization in December, 2009, the Partnership became wholly-owned by the Company. As a result, all of the Partnership's outstanding limited partnership interests were exchanged for shares of the Company's common stock based on these interests' relative rights as set forth in the Partnership's limited partnership agreement. Additionally, the Company became subject to federal and state income taxes.

(2)
No income tax benefit has been reflected since a full valuation allowance has been established against the deferred tax asset that would have been generated as a result of the operating results.

(3)
Upon completion of the corporate reorganization, the right of the Company's former private equity owners to receive a management fee terminated.

10. Contingencies

        The Company is not currently party to any legal proceedings. However, from time to time the Company may be subject to various lawsuits, claims and proceedings that arise in the normal course of business, including employment, commercial, environmental, safety and health matters. It is not presently possible to determine whether any such matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11. Supplemental Cash Flow Information

        The following reflects the Company's supplemental cash flow information:

	Three Months Ended March 31,		For the Period November 10, 2005 (Inception) through March 31, 2010
	2010	2009
	($ in Thousands)
Noncash additions to property, plant, and equipment relating to current liabilities and accounts payable	$25,100	$2,686	$25,100

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, those set forth in "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" and the other matters set forth in this Quarterly Report on Form 10-Q. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

First Quarter 2010 Operational Highlights

  •
  On January 29, 2010, we announced that we had reached a planned total depth of approximately 31,000 feet in the Criollo exploration sidetrack well located in approximately 4,200 feet of water in Green Canyon 685 within the Tahiti Basin Miocene trend. The original well encountered 55 feet of net pay thickness in Miocene horizons and the sidetrack encountered 73 feet of net pay thickness in correlative reservoirs. Both the original well and the sidetrack encountered structural complexities associated with salt, which prevented the testing of the entire prospective interval. We have suspended operations on the well and we are conducting a detailed review of the well data and plan to reprocess the existing 3-D pre-stack depth seismic data so that we and our partner can determine the next appropriate steps. We refer to the sidetrack well and the original well as the Criollo #1 exploratory well. We hold a 60% working interest in this prospect.

  •
  On February 10, 2010, the Firefox #1 exploratory well was spud by BHP Billiton Petroleum (GOM) Inc. in approximately 4,400 feet of water in Green Canyon 817 within the Tahiti Basin Miocene trend and approximately six miles northeast of the Heidelberg discovery. On May 6, 2010, we announced that the Firefox #1 exploratory well will be plugged and abandoned. We hold a 30% working interest in this prospect.

  •
  On February 17, 2010, the Heidelberg #2 appraisal well was spud by Anadarko Petroleum Corporation ("Anadarko") in approximately 5,300 feet of water in Green Canyon 903. On April 29, 2010, we announced that Anadarko notified us that Heidelberg #2 would be permanently plugged and abandoned due to mechanical problems. Heidelberg #2 did not reach the depth necessary to test any targeted objectives because of these mechanical problems. Anadarko plans to drill a substitute well on Green Canyon 903. We hold a 9.375% working interest in this prospect.

  •
  On March 8, 2010, we entered into a Rig Assignment Agreement with Anadarko providing for the assignment to Cobalt of the Ocean Monarch drilling rig. The use of the Ocean Monarch to drill our North Platte #1 exploratory well and our Ligurian #2 exploratory well is dependent upon final approvals from the Minerals Management Service ("MMS"). We had previously received approval and all necessary permits from the MMS to drill our North Platte #1 exploratory well. However, we recently received a request from the MMS to provide additional information to support a previously-issued permit. Given the current regulatory uncertainty surrounding the issuance of permits to drill offshore in the Gulf of Mexico which has resulted from the recent Deepwater Horizon explosion and oil spill, the finalization of the permitting process for North Platte #1 may be subject to the current moratorium on new deepwater drilling permits in the Gulf of Mexico. See "Item 1A. Risk factors—The recent explosion and sinking of the Deepwater Horizon rig in the Gulf of Mexico and the resulting oil spill may have increased certain of the risks we face" and "Item 1A. Risk factors—We have contracted to use a drilling rig in the Gulf of Mexico and may be required to make certain payments under such rig agreement even if none of our prospects are fully permitted and approved for drilling."

First Quarter 2010 Financial Highlights

  •
  We recorded a net loss of approximately $29.7 million, a 156% increase from the first quarter of 2009.

  •
  Total operating expenses were approximately $29.8 million, a 157% increase from the first quarter of 2009.

  •
  Capital expenditures were $38.0 million out of our approved capital expenditure budget of $430 million for the full year 2010. First quarter 2010 capital expenditures consisted primarily of exploration drilling associated with the Criollo #1 exploratory well, Firefox #1 exploratory well and Heidelberg #2 appraisal well, other exploration activities and general and administrative related expenses.

Results of Operations

        The following tables set forth selected financial data for the periods indicated:

	Three Months Ended March 31,
	2010	2009	Change	%
	($ in thousands except per share data)
Oil and gas revenue	$—	$—	$—	—
Operating costs and expenses:
Seismic and exploration	(8,317)	3,709	(12,026)	(324.2)%
Dry hole expense and impairment	25,852	—	25,852	—
General and administrative	12,112	7,756	4,356	56.2%
Depreciation and amortization	182	165	17	10.3%

Total operating costs and expenses	29,829	11,630	18,199	156.5%

Operating loss	(29,829)	(11,630)	18,199	156.5%
Other income (expense):
Interest income (expense), net	97	(3)	100	3,333.3%

Total other income (expense)	97	(3)	100	3,333.3%

Net loss before income tax	(29,732)	(11,633)	18,099	155.6%
Income tax expense (benefit)	—	—	—	—

Net loss	$(29,732)	$(11,633)	18,099	155.6%

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the three months ended March 31, 2010 and 2009, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the three months ended March 31, 2010 and 2009: expenditures for seismic data acquisition and processing, leasehold delay rentals, costs to maintain our information technology infrastructure, salaries and related taxes and benefits of personnel employed by us, office space and office-related costs, professional fees for consultants, auditors, tax advisors and legal services, travel costs, fees paid to financial investors and other office related expenses.

        Seismic and exploration.    Seismic and exploration costs decreased by $12.0 million during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009. The decrease in seismic and exploration costs during this period was primarily due to $15.1 million billed to our partner in West Africa for reimbursement of past seismic costs incurred by us, a decrease of $0.3 million in delay rentals and an offset of $3.4 million increase in seismic and exploration costs incurred in the Gulf of Mexico.

        Dry hole expense and impairment.    In October 2009, we temporarily suspended operations on the Ligurian #1 exploratory well and on February 7, 2010, we suspended operations on the Criollo #1 exploratory well. Although both wells encountered oil bearing sands, further technical evaluation is required to determine the commerciality of these prospects and a portion of both wells were determined to have no future value. As a result we recorded a $14.5 million impairment charge to dry hole expense for the impaired portion of both wells in 2009. For the three months ended March 31, 2010, we recorded an additional impairment charge to dry hole expense of $0.9 million for the impaired portion of the Ligurian #1 exploratory well and $8.4 million for the costs incurred in 2010 related to the impaired portion of the Criollo #1 exploratory well. Beginning in February, 2010, we participated in the drilling of the Heidelberg #2 appraisal well. In April, 2010 the operator of Heidelberg #2 notified us that the well would be permanently plugged and abandoned due to mechanical problems. As a result, we charged the total capitalized costs of $6.5 million incurred for the Heidelberg #2 appraisal well to dry hole expense for the three months ended March 31, 2010. In May, 2010, we announced that the Firefox #1 exploratory well will be plugged and abandoned. As a result, we charged the total capitalized costs of $7.7 million incurred for the Firefox #1 exploratory well to dry hole expense for the three months ended March 31, 2010. In addition, for the three months ended March 31, 2010, we recorded an allowance of $2.3 million against future impairment on the carrying value of our unproved leasehold properties.

        General and administrative.    General and administrative costs increased by $4.4 million during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The increase in general and administrative costs during this period was primarily attributed to a $4.5 million increase in costs related to staff additions and equity based compensation, a decrease of $0.6 million in fees paid prior to our IPO, a $0.7 million increase in office related support expenses, an increase of $4.2 million for social obligation payments required by our Risk Service Agreements in Angola, which were offset by an increase of $4.4 million for reimbursement of our general and administrative costs paid by TOTAL pursuant to our alliance with them.

        Depreciation and amortization.    Depreciation and amortization did not change significantly during the year ended March 31, 2010 as compared to the year ended March 31, 2009.

        Other income.    Other income consisted primarily of interest income earned from cash held on deposit in our bank account. Interest income increased by $0.1 million during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, due to higher average cash balances in the bank and investment accounts since the completion of our IPO on December 21, 2009.

        Income tax expense/benefit.    No income tax benefit has been reflected since a full valuation allowance has been established against the deferred tax asset that would have been generated as a result of the operating results.

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

        Our board of directors has approved a 2010 capital expenditure budget of $430 million, $38 million of which was expended during the first quarter of 2010. We expect that our existing cash on hand will be sufficient to fund our planned exploration and appraisal drilling program at least through the end of 2011. However, we may require significant additional funds earlier than we currently expect in order to execute our strategy as planned. We may seek additional funding through asset sales, farm-out arrangements and equity and debt financings. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing additional equity securities, further dilution to our existing stockholders will result. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our exploration and appraisal drilling programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our prospects which we would otherwise develop on our own, or with a majority working interest.

Cash Flows

	Three Months Ended March 31.
	2010	2009
	($ in thousands)
Net cash provided by (used in):
Operating Activities	$(59,568)	$(29,025)
Investing Activities	$(153,008)	$(13,983)
Financing Activities	$101,256	$42,555

        Operating activities.    Net cash used in operating activities for the three months ended March 31, 2010 was $59.6 million compared with net cash used in operating activities of $29.0 million for the three months ended March 31, 2009. The increase in cash used during the three months ended was attributed primarily to the increase in cash payments for drilling of Criollo #1 and Firefox #1 exploratory wells.

        Investing activities.    Net cash used in investing activities for the three months ended March 31, 2010 was $153.0 million compared with net cash used in investing activities of $14.0 million for the three months ended March 31, 2009. The increase in net cash used for the three months ended March 31, 2010 was primarily attributed to the $151.3 million of restricted cash to back letters of credit issued to guarantee our contractual obligations in West Africa.

        Financing activities.    Net cash provided by financing activities for the three months ended March 31, 2010 was $101.3 million compared with net cash provided by financing activities of $42.6 million for the three months ended March 31, 2009. The increase in net cash provided by financing activities for the three months ended March 31, 2010 was due to the net proceeds of approximately $101.3 million from the closing of the over-allotment portion of our IPO on January 7, 2010. The net cash provided for the three months ended March 31, 2009 represents cash received from the Partnership's Class A limited partners.

Critical Accounting Policies

        Our significant accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements included in our 2009 Annual Report on Form 10-K filed on March 30, 2010. Also refer to the Notes to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There have been no material changes in market risk from the information provided under Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" in our 2009 Annual Report on Form 10-K filed on March 30, 2010.

Item 4.    Controls and Procedures

        We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rules 13a-15 and 15d-15 as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure.

        There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

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

Item 1A.    Risk Factors

        The risk factors below supplement the risks disclosed under the heading "Item 1A. Risk Factors" in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

        The recent explosion and sinking of the Deepwater Horizon rig in the Gulf of Mexico and the resulting oil spill may have increased certain of the risks we face.

        The recent explosion and sinking of the Deepwater Horizon rig in the Gulf of Mexico and the resulting oil spill may have increased certain of the risks we face, including, without limitation, the following:

  •
  increased governmental regulation and enforcement of our and our industry's operations in a number of areas, including health and safety, environmental, licensing, taxation, equipment specifications and training requirements;

  •
  increased difficulty in obtaining leases and permits to drill offshore wells, including as a result of any bans or moratoriums placed on offshore drilling;

  •
  higher operating costs;

  •
  higher royalty rates;

  •
  higher insurance costs and increased potential liability thresholds under proposed amendments to environmental regulations;

  •
  decreased access to appropriate equipment, personnel and infrastructure in a timely manner; and

  •
  less favorable investor perception of the risk-adjusted benefits of deepwater offshore drilling.

        The occurrence of any of these factors could have a material adverse effect on our business, financial position or future results of operations.

        We have contracted to use a drilling rig in the Gulf of Mexico and may be required to make certain payments under such rig agreement even if none of our prospects are fully permitted and approved for drilling.

        On March 8, 2010, we entered into a Rig Assignment Agreement with Anadarko providing for the assignment to Cobalt of the Ocean Monarch drilling rig. Pursuant to the terms of this agreement, we have contracted to pay for a minimum period of use of the rig in the Gulf of Mexico at a set day rate. Should we not have received all of the necessary permits and approvals to drill on any of our prospects in the Gulf of Mexico and are required to take possession of the Ocean Monarch rig, we may still be required to make such minimum payments.

        In addition to these supplemental risk factors and the other information set forth in this Report, you should carefully consider the risks discussed in our 2009 Annual Report on Form 10-K filed on March 30, 2010, under the heading "Item 1A. Risk Factors," which risks could materially affect our business, financial condition or future results of operations, including our ability to timely execute our drilling and development plans.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        On February 4, 2010, in a private placement we issued 3,920 shares of common stock to Martin H. Young, Jr., one of our directors, for services rendered. These shares of common stock were not issuable under the Cobalt International Energy, Inc. Non-Employee Directors Compensation Plan because such plan had not yet been approved by our stockholders. Consequently, our currently effective Registration Statement on Form S-8 was unavailable for use in registering this issuance under the Securities Act of 1933, as amended (the "Securities Act"). This issuance did not involve a public offering of securities and was undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 4(2).

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    (Removed and Reserved)

Item 5.    Other Information.

        None.

Item 6.    Exhibits

Exhibit Number		Description of Document
31.1	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Cobalt International Energy, Inc.
By:	/s/ JOSEPH H. BRYANT
	Name:	Joseph H. Bryant
	Title:	Chairman of the Board of Directors and Chief Executive Officer

Dated: May 11, 2010

EXHIBIT INDEX

Exhibit Number		Description of Document
31.1	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.