Form 10-Q
period 2010-06-30
Cobalt International Energy, Inc.
filed 2010-07-27
CIK 1471261

Use these links to rapidly review the document

PART I—FINANCIAL INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        Number of shares of the registrant's common stock outstanding at June 30, 2010: 356,173,766 shares.

Cautionary Note Regarding Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains estimates and forward-looking statements, principally in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our estimates and forward-looking statements are mainly based on our current expectations and estimates of future events and trends, which affect or may affect our business and operations. Although we believe that these estimates and forward-looking statements are based upon reasonable assumptions, they are subject to several risks and uncertainties and are made in light of information currently available to us. Many important factors, in addition to the factors described in our 2009 Annual Report on Form 10-K filed on March 30, 2010, our Quarterly Report on Form 10-Q filed on May 11, 2010 and this Quarterly Report on Form 10-Q, may adversely affect our results as indicated in forward-looking statements. You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect.

        Our estimates and forward-looking statements may be influenced by the following factors, among others:

  •
  the impact of the explosion and sinking of the Deepwater Horizon drilling rig in the U.S. Gulf of Mexico, the resulting oil spill and the legislative and regulatory response thereto;

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

  •
  the cost and availability of adequate insurance coverage; and

  •
  other risk factors discussed in the "Risk Factors" section of this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q filed on May 11, 2010 and our 2009 Annual Report on Form 10-K filed on March 30, 2010.

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

COBALT INTERNATIONAL ENERGY, INC.

(pka COBALT INTERNATIONAL ENERGY, L.P.)

Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	6
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009, and for the period November 10, 2005 (Inception) through June 30, 2010	7
Condensed Consolidated Statements of Changes in Partners' Capital and Stockholders' Equity for the Six Months Ended June 30, 2010 and for the period November 10, 2005 (Inception) through June 30, 2010	8
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009, and for the period November 10, 2005 (Inception) through June 30, 2010	9
Notes to Condensed Consolidated Financial Statements	10

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2010	December 31, 2009
	($ in thousands)
Assets
Current assets:
Cash and cash equivalents	$957,222	$1,093,100
Joint interest and other receivables	19,481	44,753
Prepaid expenses and other current assets	11,402	9,402
Inventory	20,506	6,691

Total current assets	1,008,611	1,153,946
Property, plant, and equipment:
Oil and gas properties, successful efforts method of accounting, net of accumulated depletion of $-0-	467,530	470,741
Other property and equipment, net of accumulated depreciation and amortization of $2,410 and $2,033, respectively	1,140	871

Total property, plant, and equipment, net	468,670	471,612

Restricted deposits	338,137	186,547

Total assets	$1,815,418	$1,812,105

Liabilities and Stockholders' Equity
Current liabilities:
Trade and other accounts payable	$5,021	$34,966
Accrued liabilities	32,236	35,557

Total current liabilities	37,257	70,523

Stockholders' Equity:
Common stock, $0.01 par value per share; 2,000,000,000 shares authorized, 349,676,781 and 340,517,583 issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	3,496	3,405
Additional paid-in capital	2,220,886	2,112,900
Deficit accumulated during the development stage	(446,221)	(374,723)

Total stockholders' equity	1,778,161	1,741,582

Total liabilities and stockholders' equity	$1,815,418	$1,812,105

See accompanying notes.

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		For the Period November 10, 2005 (Inception) Through June 30, 2010
	2010	2009	2010	2009
	($ in thousands except per share data)
Oil and gas revenue	$—	$—	$—	$—	$—
Operating costs and expenses:
Seismic and exploration	18,318	(4,942)	10,002	(1,233)	261,572
Dry hole expense and impairment	13,889	—	39,741	—	54,228
General and administrative	9,592	7,152	21,704	14,908	132,490
Depreciation and amortization	195	129	377	294	2,410

Total operating costs and expenses	41,994	2,339	71,824	13,969	450,700

Operating income (loss)	(41,994)	(2,339)	(71,824)	(13,969)	(450,700)
Other income (expense):
Interest income (expense), net	228	278	326	275	4,479

Total other income (expense)	228	278	326	275	4,479

Net loss before income tax	(41,766)	(2,061)	(71,498)	(13,694)	(446,221)
Income tax expense	—	—	—	—	—

Net income (loss)	$(41,766)	$(2,061)	$(71,498)	$(13,694)	$(446,221)

Basic and diluted income (loss) per share	$(0.12)		$(0.21)

Pro forma basic and diluted income (loss) per share		$(0.01)		$(0.05)

See accompanying notes.

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Condensed Consolidated Statements of Changes in Partners' Capital and Stockholders' Equity

(Unaudited)

	General Partner	Class A Limited Partners	Class B Limited Partners	Class C Limited Partners	Common Stock	Additional Paid-in Capital	Accumulated Deficit During Development Stage	Total
	($ in thousands)
Balance, November 10, 2005 (Inception)	$—	$—	$—	$—	$—	$—	$—	$—
Class A limited partners' contributions	—	1,256,738	—	—	—	—	—	1,256,738
Class B & C limited partners' equity compensation	—	—	6,984	734	—	—	—	7,718
Common stock issued upon corporate reorganization	—	(1,256,738)	(6,984)	(734)	2,743	1,261,713	—	—
Equity based compensation	—	—	—	—	—	2,402	—	2,402
Common stock issued at initial public offering, net of offering costs	—	—	—	—	630	806,629	—	807,259
Common stock issued at private placement	—	—	—	—	32	42,156	—	42,188
Net income (loss)	—	—	—	—	—	—	(374,723)	(374,723)

Balance, December 31, 2009	—	—	—	—	3,405	2,112,900	(374,723)	1,741,582
Common stock issued at the closing of the over-allotment portion of initial public offering, net of offering costs	—	—	—	—	80	101,176	—	101,256
Common stock issued for vested restricted stock	—	—	—	—	11	(11)	—	—
Equity based compensation	—	—	—	—	—	6,821	—	6,821
Net income (loss)	—	—	—	—	—	—	(71,498)	(71,498)

Balance, June 30, 2010	$—	$—	$—	$—	$3,496	2,220,886	$(446,221)	$1,778,161

See accompanying notes.

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,		For the Period November 10, 2005 (Inception) Through June 30, 2010
	2010	2009
	($ in thousands)
Cash flows provided from operating activities
Net income (loss)	$(71,498)	$(13,694)	$(446,221)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	377	294	2,410
Dry hole expense and impairment of unproved properties	39,741	—	54,228
Equity based compensation	6,821	1,036	16,942
Other	—	250	808
Changes in operating assets and liabilities:
Joint interest and other receivables	25,609	(4,016)	(19,144)
Inventory	(13,814)	(3,448)	(20,506)
Prepaid expense and other assets	(2,318)	(230)	(11,084)
Trade and other accounts payable	(29,945)	(7,850)	5,021
Accrued liabilities and other	(16,050)	(26,671)	19,493

Net cash provided by (used in) operating activities	(61,077)	(54,329)	(398,053)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(1,272)	(14,220)	(703,633)
Capital expenditures for other property and equipment	(646)	(330)	(3,550)
Exploratory wells drilling in process	(22,549)	(16,746)	(139,634)
Proceeds from sale of oil and gas properties	—	333,264	333,346
Increase in restricted deposits	(151,590)	(6)	(338,137)

Net cash provided by (used in) investing activities	(176,057)	301,962	(851,608)

Cash flows from financing activities
Capital contributions prior to IPO—Class A limited partners	—	42,621	1,256,180
Proceeds from initial public offering, net of offering costs	—	—	807,259
Proceeds from private placement, net of costs	—	—	42,188
Proceeds from over-allotment portion of initial public offering, net of offering costs	101,256	—	101,256

Net cash provided by (used in) financing activities	101,256	42,621	2,206,883

Net increase (decrease) in cash and cash equivalents	(135,878)	290,254	957,222
Cash and cash equivalents, beginning of period	1,093,100	5,103	—

Cash and cash equivalents, end of period	$957,222	$295,357	$957,222

See accompanying notes.

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Basis of Presentation

Organization

        Cobalt International Energy, Inc. (the "Company") was incorporated pursuant to the laws of the State of Delaware in August, 2009 to become a holding company for Cobalt International Energy, L.P. (the "Partnership"). The Partnership is a Delaware limited partnership formed on November 10, 2005 by funds affiliated with Goldman, Sachs & Co., Riverstone Holdings LLC and The Carlyle Group as well as members of the Partnership's management team, collectively constituting Class A limited partners. In 2006, funds affiliated with KERN Partners Ltd. and certain limited partners in such funds affiliated with KERN Partners Ltd, were admitted as a Class A limited partner. In 2007, First Reserve and Four Winds Consulting were admitted as Class A limited partners.

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

        On April 20, 2010, the Transocean Deepwater Horizon drilling rig under contract to BP plc exploded, burned for two days and sank, resulting in loss of life, injuries and an oil spill in the U.S. Gulf of Mexico. Hydrocarbons have been discharged continuously into the U.S. Gulf of Mexico from the well since the time of this disaster until July 15, 2010 when a capping mechanism at least temporarily stopped the flow of hydrocarbons. At the time of this report, efforts to permanently stop the flow of hydrocarbons from the well and clean up the spill continue. The Company has no economic interest in this well or the Deepwater Horizon. In response to this crisis, the U.S. government and its regulatory agencies with jurisdiction over oil and gas exploration in the U.S. Gulf of Mexico have imposed certain restrictions on deepwater drilling applicable to the Company. As a result of these restrictions, the Company was prevented from spudding the North Platte #1 exploratory well, Anadarko Petroleum Corporation ("Anadarko") was prevented from spudding the Heidelberg #3

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

1. Organization and Basis of Presentation (Continued)

appraisal well, which is the substitute well for the Heidelberg #2 well that was permanently abandoned due to mechanical problems earlier this year, and all of the Company's other plans for exploration and appraisal drilling activities in the U.S. Gulf of Mexico have been delayed. The successful execution of the Company's U.S. Gulf of Mexico business plan depends on the Company's ability to continue its exploration and appraisal efforts including drilling for oil in the U.S. Gulf of Mexico. Given the current restrictions, potential future restrictions and the uncertainty surrounding the availability of any exceptions to any restrictions, the Company cannot predict when it will be able to continue its exploratory and appraisal program in the U.S. Gulf of Mexico, if at all.

        With respect to the Company's West African operations, since the signing of the Risk Services Agreements for Blocks 9 and 21 offshore Angola on February 24, 2010, the Company has been establishing its organizational capabilities and office space in Luanda, Angola and it has initiated tenders for long lead equipment and drilling services, all of which support an early 2011 spud date for the Company's first exploratory well offshore Angola.

        As of June 30, 2010, the Company had no proved oil and gas reserves.

Business Relationships

  TOTAL Alliance

        On April 6, 2009, the Company announced a long-term alliance with TOTAL E&P USA, INC. ("TOTAL") in which, through a series of transactions, the Company combined its respective U.S. Gulf of Mexico exploratory lease inventory (which excludes the Heidelberg portion of its Ligurian/Heidelberg prospect, its Shenandoah prospect, and all developed or producing properties held by TOTAL in the U.S. Gulf of Mexico) through the exchange of a 40% interest in its leases for a 60% interest in TOTAL's leases, resulting in a current combined alliance portfolio covering 225 blocks. The Company will act as operator on behalf of the alliance through the exploration and appraisal phases of development. As part of the alliance, TOTAL committed, among other things, to (i) provide a 5th generation deepwater rig to drill a mandatory five-well program on the Company's existing operated blocks, (ii) pay up to $300 million to carry a substantial share of the Company's costs with respect to this five-well program (above the amounts TOTAL is obligated to pay as owner of a 40% interest), (iii) pay an initial amount of approximately $280 million primarily as reimbursement of the Company's share of historical costs in its contributed properties and consideration under purchase and sale agreements, (iv) pay 40% of the general and administrative costs relating to the Company's operations in the U.S. Gulf of Mexico during the 10-year alliance term, and (v) award the Company up to $180 million based on the success of the alliance's initial five-well program, in all cases subject to certain conditions and limitations. Additionally, as part of the alliance, TOTAL and the Company formed a U.S. Gulf of Mexico-wide area of mutual interest, whereby each party has the right to participate in any oil and natural gas lease interest acquired by the other party within this area.

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

1. Organization and Basis of Presentation (Continued)

  Sonangol Partnership

        On April 22, 2009, the Company announced a partnership in the U.S. Gulf of Mexico with the national oil company of Angola, Sociedade Nacional de Combustíveis de Angola—Empresa Pública ("Sonangol"), whereby Sonangol acquired a 25% non-operated interest of the Company's pre-TOTAL alliance interests in 11 of the Company's U.S. Gulf of Mexico leases. The price Sonangol paid the Company for this interest was calculated using the price the Company paid for such leases plus $10 million to cover the Company's historical seismic and exploration costs. Additionally, as part of the partnership, the Company formed an area of mutual interest with Sonangol covering a subset of the U.S. Gulf of Mexico, whereby each party had the right to participate in any oil and natural gas lease interest acquired by the other party within this area until May 15, 2010. This transaction is notable as it represents Sonangol's initial entry into the North American exploration and production sector.

  Sonangol Risk Services Agreements

        On February 24, 2010, the Company executed Risk Services Agreements (the "RSAs") for Blocks 9 and 21 offshore Angola with Sonangol, as well as Sonangol Pesquisa e Produção, S.A., Nazaki Oil and Gáz, S.A. ("Nazaki") and Alper Oil, Limitada. The RSAs govern the Company's 40% interest in and operatorship of Blocks 9 and 21 offshore Angola and form the basis of its exploration, development and production operations on these blocks. In conjunction with the RSAs, the Company also obtained written approval from Sonangol dated March 3, 2010 for expenditures incurred for technical work on Blocks 9 and 21 offshore Angola as pre-RSA expenditures. As a result, Nazaki reimbursed the Company for its share of the leasehold bonus and related pre-RSA expenditures incurred on these blocks. The execution of these agreements was a key milestone that allows for the commencement of the Company's offshore Angola drilling program, currently planned to begin in early 2011.

2. Basis of Presentation

        The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and the appropriate rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, the condensed consolidated financial statements do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be presented for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. Because the Company is a development stage enterprise, the Company has presented its financial statements in accordance with FASB Accounting Standards Codification (ASC) No. 915 "Development Stage Entities".

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

Income (Loss) Per Share

        Basic income (loss) per share was calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the periods presented. The calculation of diluted income (loss) per share should include the potential dilutive impact of nonvested restricted shares outstanding during the year, unless their effect is anti-dilutive. Nonvested restricted stock awards of 6,550,106 shares for the three and six months ended June 30, 2010 were excluded from the diluted income (loss) per share because they are anti-dilutive.

        Pro forma basic income (loss) per share was calculated by dividing pro forma net income or loss applicable to common shares by the pro forma weighted average number of common shares outstanding during the three and six months ended June 30, 2009. Pro forma net income or loss applicable to common shares reflects net income (loss) as reported and gives effect to (i) an adjustment for income taxes as if the Company was subject to taxation for the entire period and (ii) an adjustment to remove management fees paid to the Partnership's former private equity owners that terminated at the time of the IPO. The calculation of pro forma diluted income (loss) per share should include the potential dilutive impact of nonvested restricted shares outstanding during the year, unless their effect is anti-dilutive. Pro forma nonvested restricted stock awards of 6,078,981 shares for the three and six months ended June 30, 2009, respectively, were excluded from the pro forma diluted income (loss) per share because they are anti-dilutive.

        The pro forma weighted average shares outstanding used in the computation of pro forma basic and diluted income (loss) per share for the three and six months ended June 30, 2009 have been computed taking into account the conversion ratio at the time of the IPO of all partnership units into shares of common stock, including vested shares of restricted stock, as if the conversion occurred as of the beginning of the period.

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Restricted Deposits

        As of June 30, 2010, restricted deposits represent $186.5 million held in an escrow account established in December, 2009 as a guarantee of performance to ENSCO International plc for the ENSCO 8503 rig contract, $151.3 million held in a collateral account established in March, 2010 as collateral for letters of credit issued in support of the Company's contractually agreed work program obligations in Angola and $0.7 million held in collateral accounts for other vendors. As of June 30, 2010, the $151.3 million is invested in U.S. Treasury bills having maturities in excess of 90 days and as a result, the funds are accounted for as held-to-maturity securities based on the Company's intent to hold the securities to maturity. These securities are stated at amortized costs, which approximate fair market value as of June 30, 2010. Income related to these securities is reported as a component of interest income in the Company's consolidated statements of operations.

4. Joint Interest and Other Receivables

        Joint interest and other receivables result primarily from billing shared costs under the respective operating agreements to the Company's partners in the leases. As of June 30, 2010, the balance due from the Company's joint interest partners in the U.S. Gulf of Mexico and West Africa was $19.5 million and represents amounts due for operated exploration wells and seismic expenditures. Receivables are expected to be settled within 30 days.

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

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Property, Plant, and Equipment

        Property, plant, and equipment is stated at cost less accumulated depreciation/amortization and consisted of the following:

	Estimated Useful Life (Years)	June 30, 2010	December 31, 2009
		($ in thousands)
Unproved oil and gas properties(1)		$360,144	$363,515
Exploratory wells in process		107,386	107,226
Computer equipment and software	3	1,849	1,300
Office equipment and furniture	3	1,035	995
Leasehold improvements	3	666	609

		471,080	473,645
Less: accumulated depreciation and amortization		(2,410)	(2,033)

Property, plant, and equipment, net		$468,670	$471,612

(1)
As of June 30, 2010 and 2009, $344,023 and $342,770 of the Company's unproved oil and gas properties were located in the U.S. Gulf of Mexico, respectively.

        The Company recorded $0.2 million, $0.1 million, $0.4 million, $0.3 million and $2.4 million of depreciation and amortization expense for the three and six months ended June 30, 2010 and 2009 and for the period November 10, 2005 (inception) through June 30, 2010, respectively.

        Acquisition costs of unproved leasehold properties are assessed for impairment during the holding period and transferred to proved oil and gas properties to the extent associated with successful exploration activities. Significant unproved leases are assessed individually for impairment based on the Company's current exploration plans and an allowance is provided if impairment is indicated. Unproved leasehold costs for properties that are individually less than $1 million in carrying value are amortized on a group basis over the average terms of the leases, at rates that provide for full amortization of leases upon lease expiration or abandonment. As of June 30, 2010, the balance for unproved leaseholds that were individually less than $1 million was $64.9 million. For the three and six months ended June 30, 2010 and 2009, and for the period November 10, 2005 (inception) through June 30, 2010, the Company recorded $2.3 million, $0, $4.6 million, $0 and $4.6 million of allowance against future impairments on unproved leasehold properties, respectively.

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

(Unaudited)

6. Property, Plant, and Equipment (Continued)

and engineering studies, (iii) the need for additional appraisal drilling activities to determine whether the discovery is sufficient to support an economic development plan and (iv) the requirement for government sanctioning in international locations before proceeding with development activities.

        During 2008, the Company participated in the drilling of the Shenandoah #1 exploratory well and the Heidelberg #1 exploratory well, both of which were announced as discoveries in early 2009. As of June 30, 2010, the cost of both wells remained capitalized as the Company continues its technical assessment of the commerciality of both discoveries. On October 28, 2009, the Company announced it had temporarily suspended operations on the Ligurian #1 exploratory well and on February 7, 2010 the Company suspended operations on the Criollo #1 exploratory well. Although both wells encountered oil bearing sands, further technical evaluation is required to determine the commerciality of these prospects and portions of both wells were determined to have no future value. As a result, the Company recorded $14.5 million of impairment charges to dry hole expense for the impaired portion of both wells in 2009. The Company recorded additional impairment charges to dry hole expense for the six months ended June 30, 2010 of $0.6 million for costs incurred in 2010 related to the Ligurian #1 exploratory well and $8.7 million for the Criollo #1 exploratory well. In April, 2010, the Company announced that the Heidelberg #2 appraisal well was permanently plugged and abandoned by the operator due to mechanical problems. As a result, the Company charged the total capitalized costs of $11.1 million incurred for the Heidelberg #2 appraisal well to impairment expense for the six months ended June 30, 2010. In May, 2010, the Company announced that the Firefox #1 exploratory well would be plugged and abandoned by the operator resulting in impairment charges to dry hole expense of $12.4 million for the six months ended June 30, 2010. In addition, for the six months ended June 30, 2010, the Company wrote off $2.3 million of capitalized pre-spud costs and expensed an additional $10.0 million of force majeure costs, all related to the North Platte #1 exploratory well due to drilling activities that were suspended as a result of the explosion and sinking of the Deepwater Horizon drilling rig in the U.S. Gulf of Mexico, the resulting oil spill and the legislative and regulatory response thereto.

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

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Property, Plant, and Equipment (Continued)

        The following table reflects the Company's net changes in and the cumulative costs of capitalized exploratory well costs (excluding any related leasehold costs):

	June 30, 2010	December 31, 2009
	($ in thousands)
U.S. Gulf of Mexico:
Beginning of period	$107,226	$71,662
Addition to capitalized exploratory well cost pending determination of proved reserves:
Shenandoah #1 Exploratory Well	112	9,935
Heidelberg #1 Exploratory Well	6	7,980
Heidelberg #2 Appraisal Well	10,853	276
Ligurian #1 Exploratory Well	753	18,589
Criollo #1 Exploratory Well	8,265	13,268
Firefox #1 Exploratory Well	12,430	—
North Platte #1 Exploratory Well	2,289	2
Other	571
Reclassifications to wells, facilities, and equipment based on determination of proved reserves	—	—
Amounts charged for impairment to expense	(35,119)	(14,486)

End of period	$107,386	$107,226

Capitalized Well Costs	Spud Year	As of June 30, 2010	As of December 31, 2009
		($ in thousands)
Cumulative costs:
Shenandoah #1 Exploratory Well	2008	$69,457	$69,345
Heidelberg #1 Exploratory Well	2008	20,238	20,232
Heidelberg #2 Appraisal Well	2010	—	276
Ligurian #1 Exploratory Well	2009	8,233	8,093
Criollo #1 Exploratory Well	2009	8,887	9,278
Firefox #1 Exploratory Well	2010	—	—
North Platte #1 Exploratory Well	(1)	—	2
Other		571	—

		$107,386	$107,226

(1)
As of June 30, 2010, the North Platte #1 exploratory well had not been spud as a result of the explosion and sinking of the Deepwater Horizon drilling rig in the U.S. Gulf of Mexico, the resulting oil spill and the legislative and regulatory response thereto.

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Property, Plant, and Equipment (Continued)

        As of June 30, 2010, no exploratory wells have been drilled by the Company offshore Angola or Gabon.

7. Stockholders' Equity

        Upon closing of the IPO on December 21, 2009, the Company was authorized to issue 2,000,000,000 shares of common stock, $0.01 par value per share, and 200,000,000 shares of preferred stock, $0.01 par value per share. As a result of the corporate reorganization, all the outstanding partnership interests in the Partnership were exchanged for 283,200,000 shares of the Company's common stock, of which 274,392,583 were issued on December 21, 2009 and 8,015,041 were recorded as nonvested restricted stock.

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

8. Seismic and Exploration Expenses

        Seismic and exploration expenses consisted of the following:

					For the Period November 10, 2005 (Inception) through June 30, 2010
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	($ in thousands)
Seismic costs	$6,798	$3,613	$12,245	$5,707	$259,147
Seismic cost recovery(1)	—	(10,000)	(15,126)	(10,000)	(25,126)
Leasehold delay rentals	1,500	1,445	2,863	3,060	17,531
Force Majeure expense(2)	10,020	—	10,020	—	10,020

	$18,318	$(4,942)	$10,002	$(1,233)	$261,572

(1)
These amounts represent reimbursement from partners of past seismic costs incurred by the Company. See Note 1—Business Relationships.

(2)
Expenditures resulting from suspension of drilling activities in the U.S. Gulf of Mexico as a result of the explosion and sinking of the Deepwater Horizon drilling rig in the Gulf of Mexico, the resulting oil spill and the legislative and regulatory response thereto.

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Equity Based Compensation

        The Company recognizes compensation cost for equity-based awards to employees and non-employee directors using the straight-line method over the period during which the recipient is required to provide service in exchange for the award, based on the fair value of the equity instrument on the date of grant. A summary of share activity pursuant to equity-based payment plans for employees and non-employee directors for the six months ended June 30, 2010, is as follows:

	Restricted Shares	Weighted Average Grant Date Price
Non-vested at December 31, 2009	8,015,041	$8.50
Granted	298,121	$10.32
Vested	(1,177,278)	$0.31
Forfeited or expired	(585,778)	$15.97

Non-vested units at June 30, 2010	6,550,106	$9.39
Weighted-average period remaining	4.1 years

Unrecognized compensation	$53,012,745

        During the six months ended June 30, 2010, 45,000 nonvested shares held by a former officer of the Company were accounted for as vested and 585,778 nonvested restricted shares were forfeited pursuant to the terms of the Separation Agreement between the officer and the Company. The terms of the Separation Agreement were accounted for in accordance with FASB ASC No. 718, Compensation—Stock Compensation and resulted in $0.5 million recognized in stock compensation expense for the vested shares and $2.4 million recognized as a reduction to the stock compensation expense for the forfeited shares during the three months ended June 30, 2010.

        For the three months ended June 30, 2010 and 2009, and for period from November 10, 2005 (inception) through June 30, 2010, the Company recognized equity based compensation expense of $2.1 million, $0.6 million and $14.9 million, respectively, relating to restricted stock granted to employees. For the six months ended June 30, 2010 and 2009, and for period from November 10, 2005 (inception) through June 30, 2010, the Company recognized equity based compensation expense of $6.6 million, $1.0 million and $14.9 million, respectively, relating to restricted stock granted to employees.

        The Company granted 46,264 and 53,121 restricted stock unit awards to non-employee directors during the three and six months ended June 30, 2010, respectively. During the three and six months ended June 30, 2010, the Company also granted 3,448 and 7,368 shares of common stock, respectively, as retainer awards to non-employee directors who elected to be compensated by stock in lieu of cash payments. For the three and six months ended June 30, 2010, the Company recognized total stock compensation expense of $0.1 million and $0.2 million, respectively, for restricted stock and retainer awards granted to non-employee directors.

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. Income (Loss) Per Share

        The following table presents the calculation of basic and diluted income (loss) per share and pro forma basic and diluted income (loss) per share for the three and six months ended June 30, 2010 and 2009, respectively, as discussed further in the summary of significant accounting policies in Note 2 ($ in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$(41,766)	$(2,061)	$(71,498)	$(13,694)
Income tax expense	—	—	—	—

Net income (loss)	$(41,766)	(2,061)	$(71,498)	(13,694)

Pro forma income tax expense(1)(2)		—		—
Pro forma management fees(3)		642		1,283

Pro forma net income (loss)		$(1,419)		$(12,411)

Basic and diluted income (loss) per common share	$(0.12)		$(0.21)

Weighted average common shares outstanding	349,228,523		348,678,540

Pro forma basic and diluted income (loss) per share		$(0.01)		$(0.05)

Weighted average common shares outstanding used in pro forma basic and diluted net income (loss) per common share		270,908,956		270,199,169

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

        The Company has contracted to use a drilling rig in the U.S. Gulf of Mexico and may be required to make certain payments under such rig agreement even if the Company cannot use it. On March 4, 2010, the Company entered into a rig assignment agreement with Anadarko providing for the assignment to the Company of the Ocean Monarch drilling rig and the related underlying drilling contract which Anadarko had originally entered into with the owner of the Ocean Monarch, Diamond Offshore Company. The term of the assignment agreement is for a minimum term of 75 days and commenced on May 24, 2010. Because the Deepwater Horizon explosion resulted in the U.S. government and its regulatory agencies with jurisdiction over oil and gas exploration in the U.S. Gulf of Mexico imposing certain restrictions on the Company that made it impossible for the Company to drill the North Platte #1 exploratory well, on May 28, 2010 the Company invoked force majeure pursuant to the underlying drilling contract for the Ocean Monarch that was assigned to us by Anadarko. Should such invocation of force majeure not be enforceable, the Company may be liable to pay the full operating rate (at approximately $441,000 per day (gross)) for the use of the Ocean Monarch for the entire 75 day minimum term of the assignment despite not being able to use the drilling rig, even though the Company believes it is only obligated to pay for 33.5 days of this term.

12. Supplemental Cash Flow Information

        The following reflects the Company's supplemental cash flow information:

	Six Months Ended June 30,		For the Period November 10, 2005 (Inception) through June 30, 2010
	2010	2009
	($ in Thousands)
Noncash additions to property, plant, and equipment relating to current liabilities and accounts payable	$12,729	$949	$12,729

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

Second Quarter 2010 Operational Highlights

  •
  On April 20, 2010, the Transocean Deepwater Horizon drilling rig under contract to BP plc exploded, burned for two days and sank, resulting in loss of life, injuries and an oil spill in the U.S. Gulf of Mexico. Hydrocarbons have been discharged continuously into the U.S. Gulf of Mexico from the well since the time of this disaster until July 15, 2010 when a capping mechanism at least temporarily stopped the flow of hydrocarbons. At the time of the report, efforts to permanently stop the flow of hydrocarbons from the well and clean up the spill continue. We have no economic interest in this well or the Deepwater Horizon. In response to this crisis, the U.S. government and its regulatory agencies with jurisdiction over oil and gas exploration in the U.S. Gulf of Mexico have imposed certain restrictions on deepwater drilling applicable to us. As a result of these restrictions, we were prevented from spudding the North Platte #1 exploratory well, Anadarko Petroleum Corporation ("Anadarko") was prevented from spudding the Heidelberg #3 appraisal well, which is the substitute well for the Heidelberg #2 well that was permanently abandoned due to mechanical problems earlier this year and in which we have a 9.375% working interest, and all of our other plans for exploration and appraisal drilling activities in the U.S. Gulf of Mexico have been delayed. See "—Impact of the U.S. Gulf of Mexico Oil Spill."

  •
  Since the signing of the Risk Services Agreements for Blocks 9 and 21 offshore Angola on February 24, 2010, we have been establishing our organizational capabilities and office space in Luanda, Angola and we have initiated tenders for long lead equipment and drilling services, all of which support an early 2011 spud date for our first exploratory well offshore Angola.

  •
  During the second quarter 2010, we were awarded the following six blocks in the U.S. Gulf of Mexico as a result of our high bids that totaled approximately $1.6 million (net to Cobalt) during the Central Gulf of Mexico Lease Sale 213 held on March 17, 2010 by the Minerals Management Service: Garden Banks 764 and 808, Green Canyon 414 and Keathley Canyon 33, 155 and 373.

Second Quarter 2010 Financial Highlights

  •
  We recorded a net loss of approximately $41.8 million.

  •
  Expenditures were $38.5 million, consisting primarily of exploration drilling associated with the Criollo #1 exploratory well, Firefox #1 exploratory well and Heidelberg #2 appraisal well, other exploration activities and general and administrative related expenses. Expenditures were $76.5 million for the six months ended June 30, 2010, out of our full year 2010 approved budget of $430 million.

Impact of the U.S. Gulf of Mexico Oil Spill

        On April 20, 2010, the Transocean Deepwater Horizon, a semi-submersible offshore drilling rig operating in the deepwater U.S. Gulf of Mexico under contract to BP plc exploded, burned for two days and sank, resulting in loss of life, injuries and an oil spill. Hydrocarbons have been discharged continuously from the well since the time of this disaster until July 15, 2010 when a capping mechanism at least temporarily stopped the flow of hydrocarbons. At the time of this report, efforts to permanently stop the flow of hydrocarbons from the well and clean up the spill continue. We have no economic interest in this well or the Deepwater Horizon. In response to this crisis, the U.S. government and its regulatory agencies with jurisdiction over oil and gas exploration in the U.S. Gulf of Mexico have imposed certain restrictions on deepwater drilling applicable to us, including:

  •
  On May 27, 2010, President Obama announced a six month drilling and permitting moratorium in which operations were suspended on thirty-three current deepwater drilling projects in the U.S. Gulf of Mexico, including our North Platte #1 exploratory well, and the issuance of permits to drill new deepwater wells was suspended;

  •
  On the afternoon of May 27, 2010, we were notified by U.S. Minerals Management Service, now the Bureau of Ocean Energy Management, Regulation and Enforcement (the "BOEMRE"), that operations on our North Platte #1 exploratory well were suspended;

  •
  Effective May 30, 2010, the moratorium announced by President Obama was formally established pursuant to Notice to Lessees, NTL No. 2010-N04 ("NTL #4"), issued by the BOEMRE;

  •
  Effective June 8, 2010, the BOEMRE issued a second Notice to Lessees, NTL No. 2010-N05 ("NTL #5"), which set forth increased safety measures for offshore energy development and requires, among other things, for offshore operators, including us, to submit written certifications as to compliance with BOEMRE rules and regulations as well as the submission of independent third party written certifications as to the capabilities of certain safety devices, including blowout preventers;

  •
  Effective June 18, 2010, the BOEMRE issued a third Notice to Lessees, NTL No. 2010-N06 ("NTL #6"), which set forth information requirements for exploration plans, development and production plans and development operations coordination documents in the U.S. Gulf of Mexico;

  •
  Subsequent to the issuance of NTL No. #5 and NTL No. #6, the BOEMRE issued two sets of Frequently Asked Questions which further elaborated on the requirements and restrictions presented in these Notices to Lessees; and

  •
  On July 13, 2010, the U.S. Secretary of the Interior issued a Decision Memorandum (the "Decision Memorandum") instructing the Director of the BOEMRE to direct the suspension of certain offshore permitting and drilling activities in the U.S. Gulf of Mexico through November 30, 2010, subject to limited exceptions. This suspension supersedes and replaces the moratorium established by NTL #4.

        As a result of these restrictions, all of which stem from the Deepwater Horizon explosion, we were prevented from spudding the North Platte #1 exploratory well and Anadarko was prevented from spudding the Heidelberg #3 appraisal well.

        On March 4, 2010, we entered into a rig assignment agreement (the "Assignment Agreement") with Anadarko for the purpose of procuring the Ocean Monarch drilling rig to drill our North Platte #1 exploratory well. The Assignment Agreement provided for the assignment of the Ocean Monarch drilling rig to us as well as the underlying drilling contract (the "Underlying Contract") that governed the use of the Ocean Monarch, which Anadarko had previously entered into with Diamond Offshore Company ("Diamond"), the owner of the rig. The term of Assignment Agreement is for a minimum of 75 days and commenced on May 24, 2010. The Ocean Monarch drilling rig and the Underlying Contract were assigned to us on May 24, 2010, after which we mobilized the Ocean Monarch to Garden Banks Block 959 in preparation to spud the North Platte #1 exploratory well. At the time President Obama announced a six month drilling and permitting moratorium on May 27, 2010, we were running storm anchors to secure the Ocean Monarch drilling rig to spud the North Platte #1 exploratory well and were in the process of examining the blow out preventer and well control system for the Ocean Monarch. However, given the announcement and the verbal notification we received from the BOEMRE, this work was not completed and the Ocean Monarch was towed at the direction of Diamond to a secure "stack" location on West Cameron Block 184. The Ocean Monarch is currently stacked at West Cameron Block 184, not having spud the North Platte #1 exploratory well.

        As a result of the restrictions implemented in response to the Deepwater Horizon explosion, we invoked force majeure on May 28, 2010 pursuant to the Underlying Contract. We believe that, in addition to the 3.5 days at full rate payable between May 24, 2010 and our invocation of force majeure, we are only obligated under the Underlying Contract to pay thirty days at the force majeure day rate, which is equal to the operating day rate of approximately $441,000 per day (gross), after which time no day rate is payable. In addition, we also believe that we have the option to terminate the Underlying Contract at this time. We have a 60% interest in the North Platte #1 exploratory well. However, on July 13, 2010 we received an invoice from Diamond for use of the Ocean Monarch for the month of June in which Diamond acknowledged the invocation of force majeure through June 23, 2010, the day after the Eastern District Court of Louisiana issued a preliminary injunction with respect to the enforcement of NTL #4. We believe it is Diamond's view that the imposition of a preliminary injunction against the enforcement of NTL #4 interrupted the continuance of force majeure. We disagree with this view. Should our invocation of force majeure not be enforceable, we may be liable to pay the full operating rate for the use of the Ocean Monarch for the 75 day minimum term of the Assignment Agreement, or 41.5 days in addition to the 33.5 days that we believe we are obligated to pay. We have accrued $10.0 million for second quarter 2010 force majeure costs (net to Cobalt) related to the Ocean Monarch and other equipment and services that were to be used to drill the North Platte #1 exploratory well.

        All of our other plans for exploration and appraisal drilling activities in the U.S. Gulf of Mexico, including our plans as a non-operator, have been delayed. The successful execution of our U.S. Gulf of Mexico business plan depends on our ability to continue our exploration and appraisal efforts including drilling for oil in the U.S. Gulf of Mexico. Given the current restrictions, potential future restrictions and the uncertainty surrounding the availability of any exceptions to any restrictions, we cannot predict when we will be able to continue our exploratory and appraisal program in the U.S. Gulf of Mexico, if at all. Furthermore, the BOEMRE could require us to resubmit an application for a permit to drill our North Platte #1 exploratory well or otherwise extend the permitting process, which could result in additional delays. A prolonged suspension of or delay in our drilling operations would adversely affect our business, financial position or future results of operations.

        We believe that the ENSCO 8503 drilling rig, which we expect to take delivery of in January 2011, will be compliant with all current BOEMRE requirements, including NTL #5 and related requirements regarding blowout preventers and independent third party certifications, but due to the current regulatory uncertainty surrounding requirements of drilling equipment used in the U.S. Gulf of Mexico, there can be no assurance that the ENSCO 8503 drilling rig will comply with all future requirements which may be released by BOEMRE or enacted by the federal government.

        In addition, we cannot predict how federal and state authorities will further respond to the incident or whether additional changes in laws and regulations governing oil and gas operations in the U.S. Gulf of Mexico will result. It is possible that additional regulations or limitations may be imposed on us. There are currently numerous bills before the U.S. Congress which seek to impose strict regulations concerning the operations and financial strength of companies involved in the exploration and production of hydrocarbons in the U.S. Gulf of Mexico. Such regulations may require a change in the way we conduct our business, may increase our costs of doing business, may delay our business plans or may ultimately prohibit us (either explicitly or as a result of our inability to meet certain prescribed conditions such as minimum insurance or bonding requirements) from drilling for or producing hydrocarbons in the U.S. Gulf of Mexico. In addition, the ENSCO 8503 may not satisfy any future regulations for operations in the U.S. Gulf of Mexico and we may not be able to obtain any drilling rigs for our use as operator that can do so. We cannot predict with any certainty what form any additional laws or regulations will take, or the extent to which they may impact our business, financial position or future results of operations. Please see "Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

        The following tables set forth selected financial data for the periods indicated:

	Three Months Ended June 30,
	2010	2009	Change	%
	($ in thousands)
Oil and gas revenue	$—	$—	$—	—
Operating costs and expenses:
Seismic and exploration	18,318	(4,942)	23,260	470.66%
Dry hole expense and impairment	13,889	—	13,889	—
General and administrative	9,592	7,152	2,440	34.11%
Depreciation and amortization	195	129	66	51.16%

Total operating costs and expenses	41,994	2,339	39,655	1,695.38%

Operating loss	(41,994)	(2,339)	39,655	1,695.38%
Other income (expense):
Interest income (expense), net	228	278	(50)	(17.99)%

Total other income (expense)	228	278	(50)	(17.99)%

Net loss before income tax	(41,766)	(2,061)	39,705	1,926.49%
Income tax expense (benefit)	—	—	—	—

Net loss	(41,766)	(2,061)	39,705	1,926.49%

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the three months ended June 30, 2010 and 2009, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the three months ended June 30, 2010 and 2009:

        Seismic and exploration.    Seismic and exploration costs increased by $23.3 million during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. The increase in seismic and exploration costs during this period was primarily due to (i) a $3.3 million increase in seismic and exploration costs incurred in the U.S. Gulf of Mexico and for West Africa, (ii) a $10.0 million accrual for force majeure costs related to the drilling rig and other equipment and services which were to be used to drill the North Platte #1 exploratory well that was suspended as a result of the explosion and sinking of the Deepwater Horizon drilling rig in the U.S. Gulf of Mexico and (iii) the absence in 2010 of $10.0 million received in 2009 from a partner in the U.S. Gulf of Mexico as reimbursement of historical seismic expenditures.

        Dry hole expense and impairment.    Dry hole expense and impairment for the three months ended June 30, 2010 includes charges of $4.6 million for the Heidelberg #2 appraisal well, $4.7 million for the Firefox #1 exploratory well and $2.3 million for pre-spud costs for the North Platte #1 exploratory well. In addition, for the three months ended June 30, 2010, we recorded an allowance of $2.3 million against future impairment on the carrying value of our unproved leasehold properties.

        General and administrative.    General and administrative costs increased by $2.4 million during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. The increase in general and administrative costs during this period was primarily attributed to a $2.8 million increase in costs related to staff additions and equity-based compensation, a $1.5 million increase in office related support expenses, offset by a decrease of $1.9 million in legal and other fees.

        Depreciation and amortization.    Depreciation and amortization did not change significantly during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

        Other income.    Other income did not change significantly during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

        Income tax expense/benefit.    No income tax benefit has been reflected since a full valuation allowance has been established against the deferred tax asset that would have been generated as a result of the operating results.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

        The following tables set forth selected financial data for the periods indicated:

	Six Months Ended June 30,
	2010	2009	Change	%
	($ in thousands)
Oil and gas revenue	$—	$—	$—	—
Operating costs and expenses:
Seismic and exploration	10,002	(1,233)	11,235	911.19%
Dry hole expense and impairment	39,741	—	39,741	—
General and administrative	21,704	14,908	6,796	45.59%
Depreciation and amortization	377	294	83	28.23%

Total operating costs and expenses	71,824	13,969	57,855	414.17%

Operating loss	(71,824)	(13,969)	57,855	414.17%
Other income (expense):
Interest income (expense), net	326	275	51	18.55%

Total other income (expense)	326	275	51	18.55%

Net loss before income tax	(71,498)	(13,694)	57,804	422.11%
Income tax expense (benefit)	—	—	—	—

Net loss	(71,498)	(13,694)	57,804	422.11%

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the six months ended June 30, 2010 and 2009, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the six months ended June 30, 2010 and 2009:

        Seismic and exploration.    Seismic and exploration costs increased by $11.2 million during the six months ended June 30, 2010, as compared to the six months ended June 30, 2009. The increase in seismic and exploration costs during this period was primarily due to (i) a $6.3 million increase in seismic and exploration costs incurred in the U.S. Gulf of Mexico and West Africa, (ii) a $10.0 million accrual for force majeure costs related to the drilling rig and other equipment which was to be used to drill the North Platte #1 exploratory well that was suspended as a result of the explosion and sinking of the Deepwater Horizon drilling rig in the U.S. Gulf of Mexico. The increase was offset by a $5.1 million net change resulting from reimbursement of past seismic costs by our partners for the six months ended June 30, 2010 and 2009. During the six months ended June 30, 2010, we received $15.1 million for past seismic costs incurred in West Africa and during the six months ended June 30, 2009, we received $10.0 million for past seismic costs incurred in the U.S. Gulf of Mexico.

        Dry hole expense and impairment.    Dry hole expense and impairment for the six months ended June 30, 2010 includes charges of $0.6 million for the Ligurian #1 exploratory well, $8.7 million for the Criollo #1 exploratory well, $11.1 million for the Heidelberg #2 appraisal well, $12.4 million for the Firefox #1 exploratory well and $2.3 million for pre-spud costs for the North Platte #1 exploratory well. In addition, for the six months ended June 30, 2010, we recorded an allowance of $4.6 million against future impairment on the carrying value of our unproved leasehold properties.

        General and administrative.    General and administrative costs increased by $6.8 million during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009. The increase in general and administrative costs during this period was primarily attributed to a $7.3 million increase in costs related to staff additions and equity based compensation, a decrease of $1.3 million in fees paid prior to our IPO, a $1.2 million increase in office related support expenses, an increase of $4.2 million for social obligation payments required by our Risk Services Agreements in Angola, which were offset by an increase of $4.6 million for reimbursement of our general and administrative costs paid by TOTAL pursuant to our alliance with them.

        Depreciation and amortization.    Depreciation and amortization did not change significantly during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

        Other income.    Other income did not change significantly during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

        Income tax expense/benefit.    No income tax benefit has been reflected since a full valuation allowance has been established against the deferred tax asset that would have been generated as a result of the operating results.

Liquidity and Capital Resources

        We are a development stage enterprise and will continue to be so until commencement of substantial production from our oil properties. We do not expect production until 2014 to 2016 in the U.S. Gulf of Mexico, such expectation being dependent on our ability to recommence our drilling activities in the U.S. Gulf of Mexico without significant delay, or until 2014 to 2016 offshore Angola and Gabon and therefore we do not expect to generate any revenue from production until 2014 at the earliest, which will depend upon successful drilling results, additional capital funding, access to suitable infrastructure and our ability to recommence our drilling activities in the U.S. Gulf of Mexico without significant delay. Until then, our primary sources of liquidity are expected to be cash on hand, amounts paid pursuant to the terms of our TOTAL alliance and funds from future equity and debt financings, asset sales and farm-out arrangements.

        We expect to incur substantial expenses and generate significant operating losses as we continue to:

  •
  conduct our current exploration and appraisal drilling program in the U.S. Gulf of Mexico and our current exploration drilling program offshore Angola and Gabon;

  •
  purchase and analyze seismic data in order to identify future prospects;

  •
  opportunistically invest in additional oil leases and concessional licenses in our focus areas;

  •
  develop our discoveries which we determine to be commercially viable; and

  •
  incur expenses related to operating as a public company and compliance with regulatory requirements.

        Our future financial condition and liquidity will be impacted by, among other factors, the success of our exploration and appraisal drilling program, the number of commercially viable hydrocarbon discoveries made and the quantities of hydrocarbons discovered, the speed with which we can bring such discoveries to production, and the actual cost of exploration, appraisal and development of our prospects.

        Our board of directors has approved a full year 2010 expenditure budget of $430 million, $76.5 million of which was expended during the first six months of 2010. Due to the recent explosion and sinking of the Deepwater Horizon drilling rig in the U.S. Gulf of Mexico, the resulting oil spill and the legislative and regulatory response thereto, as well as the anticipated delay in commencing Angolan drilling operations from late 2010 to early 2011, we currently expect our full-year 2010 expenditures to be between $150 and $170 million, as compared to our previously budgeted amount of $430 million. We expect that our existing cash on hand will be sufficient to fund our planned exploration and appraisal drilling program at least through the end of 2011. However, we may require additional funds earlier than we currently expect in order to execute our strategy as planned. We may seek additional funding through asset sales, farm-out arrangements and equity and debt financings. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing additional equity securities, further dilution to our existing stockholders will result. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our exploration and appraisal drilling programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our prospects which we would otherwise develop on our own, or with a majority working interest.

Cash Flows

	Six Months Ended June 30,
	2010	2009
	($ in thousands)
Net cash provided by (used in):
Operating Activities	(61,077)	(54,329)
Investing Activities	(176,057)	301,962
Financing Activities	101,256	42,621

        Operating activities.    Net cash used in operating activities for the six months ended June 30, 2010 was $61.1 million compared with net cash used in operating activities of $54.3 million for the six months ended June 30, 2009. The increase in cash used during the six months ended June 30, 2010 was attributed primarily to the increase in cash payments for the drilling of the Heidelberg #2 appraisal well, and the Criollo #1, Firefox #1 and North Platte #1 exploratory wells.

        Investing activities.    Net cash used in investing activities for the six months ended June 30, 2010 was $176.1 million compared with net cash provided by investing activities of $302 million for the six months ended June 30, 2009. The net cash used for the six months ended June 30, 2010 was primarily attributed to the $151.2 million of restricted cash funded to back letters of credit issued to guarantee our contractual obligations in Angola and $24.4 million incurred for exploration and capital expenditures. In addition, during the six months ended June 30, 2009, we received total proceeds of $333.6 million from sales of oil and gas properties resulting from the TOTAL alliances and Sonangol partnerships in 2009.

        Financing activities.    Net cash provided by financing activities for the six months ended June 30, 2010 was $101.3 million compared with net cash provided by financing activities of $42.6 million for the six months ended June 30, 2009. The increase in net cash provided by financing activities for the six months ended June 30, 2010 was due to the net proceeds of approximately $101.3 million from the closing of the over-allotment portion of our IPO on January 7, 2010. The net cash provided for the six months ended June 30, 2009 represents cash received from the Partnership's Class A limited partners.

Critical Accounting Policies

        Our significant accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements included in our 2009 Annual Report on Form 10-K filed on March 30, 2010. Also refer to the Notes to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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

        There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        The risk factors below supplement the risks disclosed under the heading "Item 1A. Risk Factors" in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and in Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, which risks could materially affect our business, financial condition or future results of operations, including our ability to timely execute our drilling and development plans.

The recent explosion and sinking of the Deepwater Horizon drilling rig in the U.S. Gulf of Mexico, the resulting oil spill and the legislative and regulatory response thereto may materially adversely impact our operations and may have significantly increased certain of the risks we face.

        On April 20, 2010, the Transocean Deepwater Horizon, a semi-submersible offshore drilling rig operating in the deepwater U.S. Gulf of Mexico under contract to BP plc exploded, burned for two days and sank, resulting in loss of life, injuries and an oil spill. Hydrocarbons have been discharged continuously from the well since the time of this disaster until July 15, 2010 when a capping mechanism at least temporarily stopped the flow of hydrocarbons. At the time of this report, efforts to permanently stop the flow of hydrocarbons from the well and clean up the spill continue. We have no economic interest in this well or the Deepwater Horizon. In response to this crisis, the U.S. government and its regulatory agencies with jurisdiction over oil and gas exploration in the U.S. Gulf of Mexico have imposed certain restrictions on deepwater drilling applicable to us, including:

  •
  On May 27, 2010, President Obama announced a six month drilling and permitting moratorium in which operations were suspended on thirty-three current deepwater drilling projects in the U.S. Gulf of Mexico, including our North Platte #1 exploratory well, and the issuance of permits to drill new deepwater wells was suspended;

  •
  On the afternoon of May 27, 2010, we were notified by the BOEMRE that operations on our North Platte #1 exploratory well were suspended;

  •
  Effective May 30, 2010, the moratorium announced by President Obama was formally established pursuant to NTL #4, issued by the BOEMRE;

  •
  Effective June 8, 2010, the BOEMRE issued NTL #5, which set forth increased safety measures for offshore energy development and requires, among other things, for offshore operators, including us, to submit written certifications as to compliance with BOEMRE rules and regulations as well as the submission of independent third party written certifications as to the capabilities of certain safety devices, including blowout preventers;

  •
  Effective June 18, 2010, the BOEMRE issued NTL #6, which set forth information requirements for exploration plans, development and production plans and development operations coordination documents in the U.S. Gulf of Mexico;

  •
  Subsequent to the issuance of NTL No. #5 and NTL No. #6, the BOEMRE issued two sets of Frequently Asked Questions which further elaborated on the requirements and restrictions presented in these Notices to Lessees; and

  •
  On July 13, 2010, the U.S. Secretary of the Interior issued the Decision Memorandum, instructing the Director of the BOEMRE to direct the suspension of certain offshore permitting and drilling activities in the U.S. Gulf of Mexico through November 30, 2010, subject to limited exceptions. This suspension supersedes and replaces the moratorium established by NTL #4.

        As a result of these restrictions, all of which stem from the Deepwater Horizon explosion, we were prevented from spudding the North Platte #1 exploratory well, Anadarko was prevented from spudding the Heidelberg #3 appraisal well and all of our other plans for exploration and appraisal drilling activities in the U.S. Gulf of Mexico have been delayed.

        The successful execution of our business plan depends on our ability to continue our exploration and appraisal efforts including drilling for oil in the U.S. Gulf of Mexico. Given the current restrictions, potential future restrictions and the uncertainty surrounding the availability of any exceptions to any restrictions, we cannot predict when we will be able to continue our exploratory and appraisal program in the U.S. Gulf of Mexico, if at all. Furthermore, the BOEMRE could require us to resubmit an application for a permit to drill our North Platte #1 exploratory well or otherwise extend the permitting process, which could result in additional delays. A prolonged suspension of or delay in our drilling operations would adversely affect our business, financial position or future results of operations.

        In addition, we cannot predict how federal and state authorities will further respond to the incident or whether additional changes in laws and regulations governing oil and gas operations in the U.S. Gulf of Mexico will result. It is possible that additional regulations or limitations may be imposed on us. There are currently numerous bills before the U.S. Congress which seek to impose strict regulations concerning the operations and financial strength of companies involved in the exploration and production of hydrocarbons in the U.S. Gulf of Mexico. Such regulations may require a change in the way we conduct our business, may increase our costs of doing business, may delay our business plans or may ultimately prohibit us (either explicitly or as a result of our inability to meet certain prescribed conditions such as minimum insurance or bonding requirements) from drilling for or producing hydrocarbons in the U.S. Gulf of Mexico. In addition, the ENSCO 8503 may not satisfy any future regulations for operations in the U.S. Gulf of Mexico and we may not be able to obtain any drilling rigs for our use as operator that can do so. We cannot predict with any certainty what form any additional laws or regulations will take, or the extent to which they may impact our business, financial position or future results of operations.

        Furthermore, the Deepwater Horizon accident and the resulting events have increased certain of the risks we face, including, without limitation, the following:

  •
  increased governmental regulation and enforcement of our and our industry's operations in a number of areas, including health and safety, financial responsibility, environmental, licensing, taxation, equipment specifications and training requirements;

  •
  increased difficulty in obtaining leases and permits to drill offshore wells, including as a result of any bans or moratoriums placed on offshore drilling;

  •
  higher operating costs;

  •
  higher royalty rates on leases acquired in the future;

  •
  higher insurance costs and increased potential liability thresholds under proposed amendments to environmental regulations;

  •
  decreased access to appropriate equipment, personnel and infrastructure in a timely manner;

  •
  higher capital costs as a result of any increase to the risks we or our industry face; and

  •
  less favorable investor perception of the risk-adjusted benefits of deepwater offshore drilling.

        The occurrence of any of these factors, or their continuation thereof, could have a material adverse effect on our business, financial position or future results of operations.

We have contracted to use a drilling rig in the U.S. Gulf of Mexico and are required to make certain payments under such rig agreement even if we cannot use it.

        On March 4, 2010, we entered into a rig assignment agreement with Anadarko providing for the assignment to us of the Ocean Monarch drilling rig and the related underlying drilling contract which Anadarko had originally entered into with the owner of the Ocean Monarch, Diamond. The term of the assignment agreement is for a minimum term of 75 days and commenced on May 24, 2010. Because the Deepwater Horizon explosion resulted in the U.S. government and its regulatory agencies with jurisdiction over oil and gas exploration in the U.S. Gulf of Mexico imposing certain restrictions on us that made it impossible for us to drill the North Platte #1 exploratory well, on May 28, 2010 we invoked force majeure pursuant to the underlying drilling contract for the Ocean Monarch that was assigned to us by Anadarko. Should such invocation of force majeure not be enforceable, we may be liable to pay the full operating rate (at approximately $441,000 per day (gross)) for the use of the Ocean Monarch for the entire 75 day minimum term of the assignment despite not being able to use the drilling rig, even though we believe we are only obligated to pay for 33.5 days of this term.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    (Removed and Reserved)

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit Number	Description of Document
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Cobalt International Energy, Inc.
By:	/s/ JOSEPH H. BRYANT
Name: Joseph H. Bryant Title: Chairman of the Board of Directors and Chief Executive Officer

Dated: July 27, 2010

 EXHIBIT INDEX

Exhibit Number	Description of Document
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.