Form 10-Q
period 2010-09-30
Cobalt International Energy, Inc.
filed 2010-11-12
CIK 1471261

Use these links to rapidly review the document

PART I—FINANCIAL INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

        Number of shares of the registrant's common stock outstanding at September 30, 2010: 356,091,275 shares.

Cautionary Note Regarding Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains estimates and forward-looking statements, principally in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our estimates and forward-looking statements are mainly based on our current expectations and estimates of future events and trends, which affect or may affect our business and operations. Although we believe that these estimates and forward-looking statements are based upon reasonable assumptions, they are subject to several risks and uncertainties and are made in light of information currently available to us. Many important factors, in addition to the factors described in our 2009 Annual Report on Form 10-K filed on March 30, 2010, our Quarterly Reports on Form 10-Q filed on May 11, 2010 and July 27, 2010, respectively, and this Quarterly Report on Form 10-Q, may adversely affect our results as indicated in forward-looking statements. You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect.

        Our estimates and forward-looking statements may be influenced by the following factors, among others:

  •
  our and our partners' ability to obtain permits and drill in the U.S. Gulf of Mexico in light of the legislative and regulatory response resulting from the Deepwater Horizon drilling rig incident and oil spill;

  •
  current and future government regulation of the oil and gas industry;

  •
  changes in environmental laws or the implementation of those laws;

  •
  the costs and delays associated with complying with additional legislation and regulation of the oil and gas industry;

  •
  the successful implementation of our and our partners' prospect development and drilling plans;

  •
  our ability to obtain financing;

  •
  uncertainties inherent in making estimates of our oil and natural gas data;

  •
  the discovery and development of oil reserves;

  •
  projected and targeted capital expenditures and other costs, commitments and revenues;

  •
  termination of or intervention in concessions, licenses, permits, rights or authorizations granted by the United States, Angolan and Gabonese governments to us;

  •
  competition;

  •
  the volatility of oil prices;

  •
  our ability to successfully develop our current prospects and to find, acquire or gain access to other prospects;

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

  •
  the cost and availability of adequate insurance coverage; and

  •
  other risk factors discussed in the "Risk Factors" section of this Quarterly Report on Form 10-Q, our Quarterly Reports on Form 10-Q filed on May 11, 2010 and July 27, 2010, respectively, and our 2009 Annual Report on Form 10-K filed on March 30, 2010.

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

COBALT INTERNATIONAL ENERGY, INC.

(pka COBALT INTERNATIONAL ENERGY, L.P.)

Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	6
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009, and for the period November 10, 2005 (Inception) through September 30, 2010	7
Condensed Consolidated Statements of Changes in Partners' Capital and Stockholders' Equity for the Nine Months Ended September 30, 2010 and for the period November 10, 2005 (Inception) through September 30, 2010	8
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009, and for the period November 10, 2005 (Inception) through September 30, 2010	9
Notes to Condensed Consolidated Financial Statements	10

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2010	December 31, 2009
	($ in thousands)
Assets
Current assets:
Cash and cash equivalents	$378,635	$1,093,100
Short-term investments	478,323	—
Joint interest and other receivables	21,117	44,753
Prepaid expenses and other current assets	5,730	9,402
Inventory	30,530	6,691

Total current assets	914,335	1,153,946
Property, plant, and equipment:
Oil and gas properties, successful efforts method of accounting, net of accumulated depletion of $-0-	464,670	470,741
Other property and equipment, net of accumulated depreciation and amortization of $2,626 and $2,033, respectively	1,246	871

Total property, plant, and equipment, net	465,916	471,612

Restricted deposits	338,285	186,547
Long-term investments	60,000	—
Other assets	14,524	—

Total assets	$1,793,060	$1,812,105

Liabilities and Stockholders' Equity
Current liabilities:
Trade and other accounts payable	28,277	$34,966
Accrued liabilities	18,302	35,557

Total current liabilities	46,579	70,523

Stockholders' Equity:
Common stock, $0.01 par value per share; 2,000,000,000 shares authorized, 349,930,741 and 340,517,583 issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	3,499	3,405
Additional paid-in capital	2,224,385	2,112,900
Deficit accumulated during the development stage	(481,403)	(374,723)

Total stockholders' equity	1,746,481	1,741,582

Total liabilities and stockholders' equity	$1,793,060	$1,812,105

See accompanying notes.

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period November 10, 2005 (Inception) Through September 30, 2010
	2010	2009	2010	2009
	($ in thousands except per share data)
Oil and gas revenue	$—	$—	$—	$—	$—
Operating costs and expenses:
Seismic and exploration	20,178	7,457	30,180	6,224	281,750
Dry hole expense and impairment	2,852	—	42,593	—	57,080
General and administrative	12,343	7,510	34,047	22,418	144,833
Depreciation and amortization	216	148	593	442	2,626

Total operating costs and expenses	35,589	15,115	107,413	29,084	486,289

Operating income (loss)	(35,589)	(15,115)	(107,413)	(29,084)	(486,289)
Other income (expense):
Interest income (expense), net	407	128	733	404	4,886

Total other income (expense)	407	128	733	404	4,886

Net income (loss) before income tax	(35,182)	(14,987)	(106,680)	(28,680)	(481,403)
Income tax expense	—	—	—	—	—

Net income (loss)	$(35,182)	$(14,987)	$(106,680)	$(28,680)	$(481,403)

Basic and diluted income (loss) per share	$(0.10)		$(0.31)

Pro forma basic and diluted income (loss) per share		$(0.05)		$(0.10)

See accompanying notes.

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Condensed Consolidated Statements of Changes in Partners' Capital and Stockholders' Equity

(Unaudited)

	General Partner	Class A Limited Partners	Class B Limited Partners	Class C Limited Partners	Common Stock	Additional Paid-in Capital	Accumulated Deficit During Development Stage	Total
	($ in thousands)
Balance, November 10, 2005 (Inception)	$—	$—	$—	$—	$—	$—	$—	$—
Class A limited partners' contributions	—	1,256,738	—	—	—	—	—	1,256,738
Class B & C limited partners' equity compensation	—	—	6,984	734	—	—	—	7,718
Common stock issued upon corporate reorganization	—	(1,256,738)	(6,984)	(734)	2,743	1,261,713	—	—
Equity based compensation	—	—	—	—	—	2,402	—	2,402
Common stock issued at initial public offering, net of offering costs	—	—	—	—	630	806,629	—	807,259
Common stock issued at private placement	—	—	—	—	32	42,156	—	42,188
Net income (loss)	—	—	—	—	—	—	(374,723)	(374,723)

Balance, December 31, 2009	—	—	—	—	3,405	2,112,900	(374,723)	1,741,582
Common stock issued at the closing of the over-allotment portion of initial public offering, net of offering costs	—	—	—	—	80	101,176	—	101,256
Common stock issued for vested restricted stock	—	—	—	—	14	(14)	—	—
Equity based compensation	—	—	—	—	—	10,323	—	10,323
Net income (loss)	—	—	—	—	—	—	(106,680)	(106,680)

Balance, September 30, 2010	$—	$—	$—	$—	$3,499	$2,224,385	$(481,403)	$1,746,481

See accompanying notes.

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
			For the Period November 10, 2005 (Inception) Through September 30, 2010
	2010	2009
	($ in thousands)
Cash flows provided from operating activities
Net income (loss)	$(106,680)	$(28,680)	$(481,403)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	593	442	2,626
Dry hole expense and impairment	42,593	—	57,080
Equity based compensation	10,323	1,932	20,443
Amortization of premium (accretion of discount) on investment securities	186	—	186
Other	—	250	808
Changes in operating assets and liabilities:
Joint interest and other receivables	18,724	(39,111)	(20,780)
Inventory	(23,839)	4,416	(30,530)
Prepaid expense and other assets	(10,851)	(503)	(20,253)
Trade and other accounts payable	(6,688)	15,954	28,263
Accrued liabilities and other	(20,196)	(18,334)	15,377

Net cash provided by (used in) operating activities	(95,835)	(63,634)	(428,183)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(1,591)	(14,250)	(703,951)
Capital expenditures for other property and equipment	(953)	(426)	(3,857)
Exploratory wells drilling in process	(32,345)	(35,806)	(154,058)
Proceeds relating to oil and gas properties	5,250	333,264	338,596
Increase in restricted deposits	(151,490)	(6)	(338,038)
Purchase of investment securities	(538,757)	—	(538,757)

Net cash provided by (used in) investing activities	(719,886)	282,776	(1,400,065)

Cash flows from financing activities
Capital contributions prior to IPO—Class A limited partners	—	42,676	1,256,180
Proceeds from initial public offering, net of offering costs	—	—	807,259
Proceeds from private placement, net of costs	—	—	42,188
Proceeds from over-allotment portion of initial public offering, net of offering costs	101,256	—	101,256

Net cash provided by (used in) financing activities	101,256	42,676	2,206,883

Net increase (decrease) in cash and cash equivalents	(714,465)	261,818	378,635
Cash and cash equivalents, beginning of period	1,093,100	5,103	—

Cash and cash equivalents, end of period	$378,635	$266,921	$378,635

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

        On April 20, 2010, the Transocean Deepwater Horizon drilling rig under contract to BP plc exploded, burned for two days and sank, resulting in loss of life, injuries and a massive oil spill in the U.S. Gulf of Mexico. The Company has no economic interest in the Deepwater Horizon or the well it was drilling. The U.S. government and its regulatory agencies with jurisdiction over oil and gas exploration, including the Department of the Interior and the Bureau of Ocean Energy Management, Regulation and Enforcement as successor to the Minerals Management Service (the "BOEMRE"), have responded to this incident by imposing moratoria on drilling operations, by requiring operators to reapply for exploration plans and drilling permits which had previously been approved and by adopting numerous new regulations regarding operations in the U.S. Gulf of Mexico that are applicable to the Company and with which the Company's new applications for exploration plans and drilling permits must prove compliant. Like all deepwater operators in the U.S. Gulf of Mexico, the Company is diligently working to fully understand and comply with all of these new regulations. However, as many

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

1. Organization and Basis of Presentation (Continued)

of the regulations have not been finalized and additional regulations are forthcoming the Company is uncertain as to when it will be able to come into compliance with these new and forthcoming regulations. As a result, the Company does not know when it will be able to resume any drilling operations in the U.S. Gulf of Mexico.

        With respect to the Company's West African operations, since the signing of the Risk Services Agreements for Blocks 9 and 21 offshore Angola on February 24, 2010, the Company has been establishing its organizational capabilities and office space in Luanda, Angola and it has initiated tenders for long lead equipment and drilling services. On November 8, 2010, the Company executed a drilling contract with a subsidiary of Diamond Offshore Company for use of the Ocean Confidence drilling rig offshore Angola. These activities support a first half 2011 spud date for the Company's first exploratory well offshore Angola depending, among other things, on when the drilling rig is delivered to us by the current operator.

        As of September 30, 2010, the Company had no proved oil and gas reserves.

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

  Sonangol Partnership

        On April 22, 2009, the Company announced a partnership in the U.S. Gulf of Mexico with the national oil company of Angola, Sociedade Nacional de Combustíveis de Angola—Empresa Pública ("Sonangol"), whereby Sonangol acquired a 25% non-operated interest of the Company's pre-TOTAL

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

1. Organization and Basis of Presentation (Continued)

alliance interests in 11 of the Company's U.S. Gulf of Mexico leases. The price Sonangol paid the Company for this interest was calculated using the price the Company paid for such leases plus $10 million to cover the Company's historical seismic and exploration costs. The Company and Sonangol are currently partners on 15 U.S. Gulf of Mexico leases. This transaction is notable as it represents Sonangol's initial entry into the North American exploration and production sector.

  Sonangol Risk Services Agreements

        On February 24, 2010, the Company executed Risk Services Agreements (the "RSAs") for Blocks 9 and 21 offshore Angola with Sonangol, as well as Sonangol Pesquisa e Produção, S.A., Nazaki Oil and Gáz, S.A. ("Nazaki") and Alper Oil, Limitada. The RSAs govern the Company's 40% interest in and operatorship of Blocks 9 and 21 offshore Angola and form the basis of its exploration, development and production operations on these blocks. The execution of these agreements was a key milestone that allows for the commencement of the Company's offshore Angola drilling program, currently planned to begin in the first half of 2011.

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

Income (Loss) Per Share

        Basic income (loss) per share was calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the periods presented. The calculation of diluted income (loss) per share should include the potential dilutive impact of nonvested restricted shares outstanding during the year, unless their effect is anti-dilutive. Nonvested restricted stock awards of 6,213,635 shares for the three and nine months ended September 30, 2010 were excluded from the diluted income (loss) per share because they are anti-dilutive.

        Pro forma basic income (loss) per share was calculated by dividing pro forma net income or loss applicable to common shares by the pro forma weighted average number of common shares outstanding during the three and nine months ended September 30, 2009. Pro forma net income or loss applicable to common shares reflects net income (loss) as reported and gives effect to (i) an adjustment for income taxes as if the Company was subject to taxation for the entire period and (ii) an adjustment to remove management fees paid to the Partnership's former private equity owners that terminated at the time of the IPO. The calculation of pro forma diluted income (loss) per share should include the potential dilutive impact of nonvested restricted shares outstanding during the year, unless their effect is anti-dilutive. Pro forma nonvested restricted stock awards of 5,094,266 shares for the three and nine months ended September 30, 2009, respectively, were excluded from the pro forma diluted income (loss) per share because they are anti-dilutive.

        The pro forma weighted average shares outstanding used in the computation of pro forma basic and diluted income (loss) per share for the three and nine months ended September 30, 2009 have been computed taking into account the conversion ratio at the time of the IPO of all partnership units into shares of common stock, including vested shares of restricted stock, as if the conversion occurred as of the beginning of the period.

Fair Value of Financial Instruments

        The Company's financial instruments include cash and cash equivalents, joint interest and other receivables, investments and restricted deposits. The fair value of these instruments approximates carrying values due to their short-term duration. See Note 4—Restricted Deposits and Note 5—Investments, for a discussion of the carrying value and fair value of the Company's investments in held-to-maturity securities.

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Cash and Cash Equivalents

        Cash and cash equivalents consisted of the following:

	September 30, 2010	December 31, 2009
	(in thousands)
Cash at banks	$32,423	$186,867
Money market funds	112,076	906,233
Held-to-maturity securities(1)	234,136	—

	$378,635	$1,093,100

(1)
These securities mature within 90 days from the date of purchase.

4. Restricted Deposits

        Restricted deposits consisted of the following:

	September 30, 2010	December 31, 2009
	(in thousands)
Ensco 8503 escrow account(1)	$186,068	$186,006
Collateral on letters of credit for Angola(2)	151,502	—
Other vendor restricted deposits	715	541

	$338,285	$186,547

(1)
$186.0 million was placed in an escrow account established in December, 2009 as a guarantee of performance of the Company's contract with ENSCO Offshore Company ("Ensco") related to the Ensco 8503 drilling rig. During the three months ended September 30, 2010, this escrow fund was invested in U.S. Treasury bills, purchased at a discount, resulting in net carrying value of $186.1 million as of September 30, 2010.

(2)
The $151.3 million was held in a collateral account established in March, 2010 as collateral for letters of credit issued in support of the Company's contractually agreed work program obligations in Angola. In April, 2010, the funds in this collateral account were invested in U.S. Treasury bills, purchased at a discount, resulting in net carrying value of $151.5 million as of September 30, 2010.

5. Investments

        As of September 30, 2010, the Company adopted a policy on accounting for its investments, which consist entirely of debt securities, based on the guidance of Accounting Standards Codification No. 320, Accounting for Certain Investments in Debt and Equity Securities. The debt securities are carried at amortized costs and classified as held-to-maturity as the Company has the positive intent and ability to hold them until they mature. The net carrying value of held-to-maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity over the life of the securities. Held-to-maturity securities are stated at amortized cost, which approximates fair market value as of

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Investments (Continued)

September 30, 2010. Income related to these securities is reported as a component of interest income in the Company's consolidated statements of operations.

        The Company conducts a regular assessment of its debt securities with unrealized losses to determine whether securities have other-than-temporary impairment. This assessment considers, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, market conditions and whether the Company intends to sell or whether it is more likely than not that the Company will be required to sell the debt securities. For the nine months ended September 30, 2010, the Company has no other-than-temporary impairment ("OTTI") in its debt securities.

        The following is a summary of the Company's held-to-maturity securities which are stated at amortized cost and approximate fair market value:

September 30, 2010
(in thousands)
U.S. Treasury securities	$453,018
U.S. corporate securities	142,568
Commercial paper	435,315
U.S. government agency securities	60,000
Municipal bonds	19,128

Total	$1,110,029

        The amortized cost basis and the net carrying amount are the same for these securities. If an OTTI was recognized for a held-to maturity security, amortized cost and net carrying amount would not be the same, thus requiring separate disclosures of both amounts.

        The Company's condensed consolidated balance sheet included the following held-to-maturity securities:

September 30, 2010
(in thousands)
Cash and cash equivalents	$234,136
Short-term investments	478,323
Restricted deposits	337,570
Long-term investments	60,000

$1,110,029

        There were no held-to-maturity securities as of December 31, 2009.

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Investments (Continued)

        As of September 30, 2010, the contractual maturities of these investments were as follows:

	Cost	Estimated Fair Value
	(in thousands)
Within 1 year	$1,050,029	$1,050,029
1 year through 5 years	60,000	60,000

	$1,110,029	$1,110,029

        All of the Company's investments mature within 18 months of September 30, 2010.

6. Joint Interest and Other Receivables

        Joint interest and other receivables result primarily from billing shared costs under the respective operating agreements to the Company's partners in oil and gas properties. As of September 30, 2010, the balance due from the Company's joint interest partners in the U.S. Gulf of Mexico and West Africa was $19.8 million and represents amounts due for seismic and other expenditures. Receivables are expected to be settled within 30 days.

7. Inventory

        Inventories consist of various tubular products that are used in the Company's drilling programs. The products are stated at the lower of cost or market. Cost is determined on weighted average method and consists of purchase price and other directly attributable costs.

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Property, Plant, and Equipment

        Property, plant, and equipment is stated at cost less accumulated depreciation/amortization and consisted of the following:

	Estimated Useful Life (Years)	September 30, 2010	December 31, 2009
		($ in thousands)
Unproved oil and gas properties(1)		357,833	$363,515
Exploratory wells in process		106,837	107,226
Computer equipment and software	3	2,171	1,300
Office equipment and furniture	3	1,035	995
Leasehold improvements	3	666	609

		468,542	473,645
Less: accumulated depreciation and amortization		(2,626)	(2,033)

Property, plant, and equipment, net		465,916	$471,612

(1)
As of September 30, 2010 and December 31, 2009, $344,022 and $342,770 of the Company's unproved oil and gas properties were located in the U.S. Gulf of Mexico, respectively.

        The Company recorded $0.2 million, $0.1 million, $0.6 million, $0.4 million and $2.6 million of depreciation and amortization expense for the three and nine months ended September 30, 2010 and 2009 and for the period November 10, 2005 (inception) through September 30, 2010, respectively.

        Acquisition costs of unproved leasehold properties are assessed for impairment during the holding period and will be transferred to proved oil and gas properties to the extent associated with successful exploration activities. Significant unproved leases are assessed individually for impairment based on the Company's current exploration plans and an allowance is provided if impairment is indicated. Unproved leasehold costs for properties that are individually less than $1 million in carrying value are amortized on a group basis over the average terms of the leases, at rates that provide for full amortization of leases upon lease expiration or abandonment. As of September 30, 2010, the balance for unproved leaseholds that were individually less than $1 million was $64.9 million. For the three and nine months ended September 30, 2010 and 2009, and for the period November 10, 2005 (inception) through September 30, 2010, the Company recorded $2.3 million, $0, $6.9 million, $0 and $6.9 million of allowance against future impairments on unproved leasehold properties, respectively.

Capitalized Exploratory Well Costs

        If an exploratory well provides evidence as to the existence of sufficient quantities of hydrocarbons to justify potential completion as a producing well, drilling costs associated with the well are initially capitalized, or suspended, pending a determination as to whether a commercially sufficient quantity of proved reserves can be attributed to the area as a result of drilling. This determination may take longer than one year in certain areas (generally, deepwater and international locations) depending upon,

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Property, Plant, and Equipment (Continued)

among other things, (i) the amount of hydrocarbons discovered, (ii) the outcome of planned geological and engineering studies, (iii) the need for additional appraisal drilling activities to determine whether the discovery is sufficient to support an economic development plan and (iv) the requirement for government sanctioning in international locations before proceeding with development activities.

        The following tables reflect the Company's net changes in and the cumulative costs of capitalized exploratory well costs (excluding any related leasehold costs):

	September 30, 2010	December 31, 2009
	($ in thousands)
U.S. Gulf of Mexico:
Beginning of period	$107,226	$71,662
Addition to capitalized exploratory well cost pending determination of proved reserves:
Shenandoah #1 Exploratory Well	133	9,935
Heidelberg #1 Exploratory Well	6	7,980
Heidelberg #2 Appraisal Well	11,283	276
Ligurian #1 Exploratory Well	753	18,589
Criollo #1 Exploratory Well	8,265	13,268
Firefox #1 Exploratory Well	12,430	—
North Platte #1 Exploratory Well	2,400	2
Reclassifications to wells, facilities, and equipment based on determination of proved reserves	—	—
Amounts charged for impairment to expense	(35,659)	(14,486)

End of period	$106,837	$107,226

Capitalized Well Costs	Spud Year	As of September 30, 2010	As of December 31, 2009
		($ in thousands)
Cumulative costs:
Shenandoah #1 Exploratory Well	2008	$69,479	$69,345
Heidelberg #1 Exploratory Well	2008	20,238	20,232
Heidelberg #2 Appraisal Well	2010	—	276
Ligurian #1 Exploratory Well	2009	8,233	8,093
Criollo #1 Exploratory Well	2009	8,887	9,278
Firefox #1 Exploratory Well	2010	—	—
North Platte #1 Exploratory Well	(1)	—	2

		$106,837	$107,226

(1)
As of September 30, 2010, the North Platte #1 exploratory well had not been spud.

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Property, Plant, and Equipment (Continued)

        As of September 30, 2010, no exploratory wells have been drilled by the Company offshore Angola or Gabon.

        During 2008, the Company participated in the drilling of the Shenandoah #1 exploratory well and the Heidelberg #1 exploratory well, both of which were announced as discoveries in early 2009. As of September 30, 2010, the cost of both wells remained capitalized as the Company continues its technical assessment of the commerciality of both discoveries. On October 28, 2009, the Company announced it had temporarily suspended operations on the Ligurian #1 exploratory well and on February 7, 2010 the Company suspended operations on the Criollo #1 exploratory well. Although both wells encountered oil bearing sands, further technical evaluation is required to determine the commerciality of these prospects and portions of both wells were determined to have no future value. As a result, the Company recorded $14.5 million of impairment charges to dry hole expense for the impaired portion of both wells in 2009. The Company recorded additional impairment charges to dry hole expense for the nine months ended September 30, 2010 of $0.6 million for costs incurred in 2010 related to the Ligurian #2 exploratory well and $8.7 million for the Criollo #1 exploratory well. The majority of the $8.7 million impairment charges to dry hole expense for the Criollo #1 exploratory well relate to the intangible drilling costs associated with the portion of the well that was determined to have no future value. In April, 2010, the Company announced that the Heidelberg #2 appraisal well was permanently plugged and abandoned by the operator due to mechanical problems. As a result, the Company charged the total capitalized costs of $11.6 million incurred for the Heidelberg #2 appraisal well to impairment expense for the nine months ended September 30, 2010. In May, 2010, the Company announced that the Firefox #1 exploratory well would be plugged and abandoned by the operator resulting in impairment charges to dry hole expense of $12.4 million for the nine months ended September 30, 2010. In addition, for the nine months ended September 30, 2010, the Company wrote off $2.4 million of capitalized pre-spud costs and expensed an additional $12.9 million of force majeure costs, all related to the North Platte #1 exploratory well due to drilling activities that were suspended as a result of the explosion and sinking of the Deepwater Horizon drilling rig in the U.S. Gulf of Mexico, the resulting oil spill and the regulatory response thereto.

9. Other Assets

        As of September 30, 2010, costs associated with the mobilization of the Ensco 8503 drilling rig were deferred in other assets. Upon delivery and acceptance by the Company of Ensco 8503 drilling rig, which the Company currently expects to occur in early 2011, these costs will be amortized as and when the rig is used for drilling activities over the initial two-year term of the drilling contract and expensed or capitalized to oil and gas properties as exploratory drilling costs, depending on the drilling results. As of September 30, 2010, the gross and net carrying amounts in the other assets were $14.5 million, all of which relate to costs associated with the mobilization of the Ensco 8503 drilling rig.

10. Stockholders' Equity

        Upon closing of the IPO on December 21, 2009, the Company was authorized to issue 2,000,000,000 shares of common stock, $0.01 par value per share, and 200,000,000 shares of preferred stock, $0.01 par value per share. As a result of the corporate reorganization, all the outstanding

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. Stockholders' Equity (Continued)

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

11. Seismic and Exploration Expenses

        Seismic and exploration expenses consisted of the following:

					For the Period November 10, 2005 (Inception) through September 30, 2010
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	($ in thousands)
Seismic costs	$16,434	$6,655	$28,679	$12,362	$275,581
Seismic cost recovery(1)	—	—	(15,126)	(10,000)	(25,126)
Leasehold delay rentals	856	802	3,719	3,862	18,387
Force Majeure expense(2)	2,888	—	12,908	—	12,908

	$20,178	$7,457	$30,180	$6,224	$281,750

(1)
These amounts represent reimbursement from partners of past seismic costs incurred by the Company. See Note 1—Business Relationships.

(2)
Expenditures resulting from suspension of drilling activities in the U.S. Gulf of Mexico as a result of the explosion and sinking of the Deepwater Horizon drilling rig in the Gulf of Mexico, the resulting oil spill and the regulatory response thereto.

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Equity Based Compensation

        The Company recognizes compensation cost for equity-based awards to employees and non-employee directors using the straight-line method over the period during which the recipient is required to provide service in exchange for the award, based on the fair value of the equity instrument on the date of grant. A summary of share activity pursuant to equity-based payment plans for employees and non-employee directors for the nine months ended September 30, 2010, is as follows:

	Restricted Shares	Weighted Average Grant Date Price
Non-vested at December 31, 2009	8,015,041	$8.50
Granted	298,121	$10.32
Vested	(1,426,502)	$0.73
Forfeited or expired	(673,025)	$15.65

Non-vested at September 30, 2010	6,213,635	$9.69

Weighted-average period remaining	3.3 years

Unrecognized compensation	$48,402,154

        During the nine months ended September 30, 2010, 45,000 nonvested restricted shares held by a former officer of the Company were accounted for as vested and 585,778 nonvested restricted shares were forfeited pursuant to the terms of the Separation Agreement between the officer and the Company. The terms of the Separation Agreement were accounted for in accordance with FASB ASC No. 718, Compensation—Stock Compensation and resulted in $0.5 million recognized in stock compensation expense for the vested shares and $2.4 million recognized as a reduction to the stock compensation expense for the forfeited shares during the nine months ended September 30, 2010.

        For the three months ended September 30, 2010 and 2009, the Company recognized equity based compensation expense of $3.4 million and $0.9 million, respectively, relating to restricted stock granted to employees. For the nine months ended September 30, 2010 and 2009, and for the period from November 10, 2005 (inception) through September 30, 2010, the Company recognized equity based compensation expense of $10.0 million, $1.9 million and $18.3 million, respectively, relating to restricted stock granted to employees.

        The Company granted zero and 53,121 restricted stock unit awards to non-employee directors during the three and nine months ended September 30, 2010, respectively. During the three and nine months ended September 30, 2010, the Company also granted 10,401 and 17,769 shares of common stock, respectively, as retainer awards to non-employee directors who elected to be compensated by stock in lieu of cash payments. For the three and nine months ended September 30, 2010, the Company recognized total stock compensation expense of $0.1 million and $0.3 million, respectively, for restricted stock and retainer awards granted to non-employee directors.

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Income (Loss) Per Share

        The following table presents the calculation of basic and diluted income (loss) per share and pro forma basic and diluted income (loss) per share for the three and nine months ended September 30, 2010 and 2009, respectively, as discussed further in the summary of significant accounting policies in Note 2:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	($ in thousands except per share data)
Net income (loss) before income tax	$(35,182)	$(14,987)	$(106,680)	$(28,680)
Income tax expense	—	—	—	—

Net income (loss)	$(35,182)		$(106,680)

Pro forma income tax expense(1)(2)		—		—
Pro forma management fees(3)		642		1,925

Pro forma net income (loss)		$(14,345)		$(26,755)

Basic and diluted income (loss) per common share	$(0.10)		$(0.31)

Weighted average common shares outstanding	349,781,588		349,048,660

Pro forma basic and diluted income (loss) per share		$(0.05)		$(0.10)

Weighted average common shares outstanding used in pro forma basic and diluted net income (loss) per common share		272,341,239		270,921,039

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

14. Contingencies

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

        On March 4, 2010, the Company entered into a rig assignment agreement with Anadarko providing for the assignment to the Company of the Ocean Monarch drilling rig and the related underlying drilling contract which Anadarko had originally entered into with the owner of the Ocean Monarch, Diamond Offshore Company ("Diamond"). The term of the assignment agreement was for a minimum term of 75 days and commenced on May 24, 2010 and ended on August 7, 2010. Because the Deepwater Horizon explosion resulted in the U.S. government and its regulatory agencies with jurisdiction over oil and gas exploration in the U.S. Gulf of Mexico imposing certain restrictions on the Company that made it impossible for the Company to drill the North Platte #1 exploratory well, on May 28, 2010 the Company invoked force majeure pursuant to the underlying drilling contract for the Ocean Monarch that was assigned to the Company by Anadarko. Thereafter, the Company paid the required thirty days at the force majeure day rate, which is equal to the operating day rate of approximately $441,000 per day (gross), in addition to the 3.5 days of the operating rate payable between May 24, 2010 and the Company's invocation of force majeure. Although Diamond invoiced the Company for the remaining 41.5 days of the minimum term, the Company rejected such invoices without further response from Diamond and the Company believes it is not obligated to pay these amounts.

15. Supplemental Cash Flow Information

        The following reflects the Company's supplemental cash flow information:

			For the Period November 10, 2005 (Inception) through September 30, 2010
	Nine Months Ended September 30,
	2010	2009
	($ in Thousands)
Noncash additions to property, plant, and equipment relating to current liabilities and accounts payable	$2,924	$3,606	$2,924
Receivable due from joint interest partners for sale of unproved leasehold properties	$(337)	—	$(337)

16. Subsequent Events

        On November 8, 2010, the Company executed a drilling contract with a subsidiary of Diamond for the use of the Ocean Confidence drilling rig to drill two wells, with options to drill two additional wells, offshore Angola. The Company expects the Ocean Confidence to be delivered sometime during the

Cobalt International Energy, Inc.
(pka Cobalt International Energy, L.P.)
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

16. Subsequent Events (Continued)

first quarter of 2011, depending on when the current operator of the Ocean Confidence concludes its drilling operations. The Ocean Confidence has a base rate of $360,000 per day with mobilization and demobilization fees aggregating approximately $7 million.

        On November 9, 2010, the Company concluded its negotiations with Ensco to obtain a special reduced standby rate for the Ensco 8503 drilling rig and entered into a special standby rate and potential suspension agreement with Ensco in which the Company obtained a special reduced standby rate of $210,000 per day, plus other amortized costs, for the Ensco 8503 drilling rig. This special reduced standby rate will be applicable upon delivery and the Company's acceptance of the Ensco 8503 drilling rig, which the Company expects to occur in early 2011, for up to one year after such time or, if earlier, until the Company is able to resume drilling operations in the U.S. Gulf of Mexico, subject to certain limitations. The Company's original two year term for use of the Ensco 8503 is not affected by this agreement and such term is expected to commence at the conclusion of the term of this agreement.

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

Third Quarter 2010 Operational Highlights

  U.S. Gulf of Mexico:

  •
  All of our and our partners' plans for exploration and appraisal drilling activities in the U.S. Gulf of Mexico continue to be significantly delayed as result of the response by the U.S. government and its regulatory agencies to the Deepwater Horizon incident. We do not know when we will be able to resume any drilling operations in the U.S. Gulf of Mexico. See "—Impact of the U.S. Gulf of Mexico Oil Spill."

  •
  On November 9, 2010, we entered into a special standby rate and potential suspension agreement (the "Standby Agreement") with ENSCO Offshore Company ("Ensco") in which we obtained a special reduced standby rate of $210,000 per day, plus other amortized costs, for the Ensco 8503 drilling rig. This special reduced standby rate will be applicable upon delivery and our acceptance of the Ensco 8503 drilling rig, which we currently expect to occur in early 2011, for up to one year after such time or, if earlier, until we are able to resume drilling operations in the U.S. Gulf of Mexico, subject to certain limitations. Our original two year term for use of the Ensco 8503 is not affected by the Standby Agreement and such term is expected to commence at the conclusion of the term of the Standby Agreement. The special reduced standby rate will be paid directly from the $186.0 million that was placed in an escrow account established in December, 2009 as a guarantee of our performance of our contract with Ensco related to the Ensco 8503 drilling rig. In addition, we are seeking additional opportunities to further reduce our costs associated with the Ensco 8503 drilling rig.

  •
  On August 10, 2010, we entered into a like-kind exchange agreement with Shell Offshore Inc. ("Shell") and TOTAL in which we assigned a 22.5% interest in Keathley Canyon blocks 163 and 207 to Shell in return for Shell assigning to us a 37.5% interest in Keathley Canyon block 162. Concurrently, TOTAL assigned a 15% interest in Keathley Canyon blocks 163 and 207 to Shell in return for Shell assigning to it a 25% interest in Keathley Canyon block 162. Keathley Canyon blocks 162, 163 and 207 comprise our Aegean prospect, in which we now have a 37.5% interest. TOTAL and Shell have a 25% and 37.5% interest, respectively. Concurrently with entering into the exchange agreement, we also executed the related joint operating agreement in which we were named the operator of these blocks.

  •
  On August 7, 2010, the Ocean Monarch drilling rig was released back to Anadarko Petroleum Corporation ("Anadarko"), not having spud our North Platte #1 exploratory well. See "—Rig Contracts—Ocean Monarch Drilling Rig."

  West Africa:

  •
  On November 8, 2010, we executed a drilling contract with a subsidiary of Diamond Offshore Company ("Diamond") for the use of the Ocean Confidence drilling rig to drill two wells, with options to drill two additional wells, offshore Angola. We expect the Ocean Confidence to be delivered to us sometime during the first quarter of 2011, depending on when the current operator of the Ocean Confidence concludes its drilling operations. Contracting for use of a drilling rig is a key milestone in our effort to commence our initial two well pre-salt exploration program on Block 21 offshore Angola, which consists of the Bicuar #1 exploration well (formerly Gold Dust) and the Cameia #1 exploration well (formerly Oasis), such program to commence during the first half of 2011, depending on when the drilling rig is delivered to us and when we obtain final approval from the national oil company of Angola, Sociedade Nacional de Combustíveis de Angola—Empresa Pública ("Sonangol"). Due to the uncertainty in the timing of the arrival of the Ocean Confidence and Sonangol's final approval, we have entered into negotiations with another operator in Angola to assign the Ocean Confidence drilling rig to such operator to drill one or two wells, including the first well upon delivery of the drilling rig from Diamond to us. We expect to be the first company to drill a well in the deepwater offshore Angola that targets pre-salt objectives, which we believe will be geologically analogous to the pre-salt discoveries offshore Brazil. See "—Rig Contracts—Ocean Confidence Drilling Rig."

Third Quarter 2010 Financial Highlights

  •
  We recorded a net loss of approximately $35.2 million.

  •
  Expenditures were $28.9 million, consisting primarily of seismic acquisition costs and general and administrative related expenses. Expenditures were $105.4 million for the nine months ended

    September 30, 2010, out of our full year 2010 approved budget of $430 million. See "—Liquidity and Capital Resources."

Impact of the U.S. Gulf of Mexico Oil Spill

        Background.    On April 20, 2010, the Transocean Deepwater Horizon, a semi-submersible offshore drilling rig operating in the deepwater U.S. Gulf of Mexico under contract to BP plc exploded, burned for two days and sank, resulting in loss of life, injuries and a massive oil spill. Hydrocarbons discharged continuously from the well since the time of this disaster until July 15, 2010 when a capping mechanism temporarily stopped the flow of hydrocarbons. On September 19, 2010, efforts to permanently stop the flow of hydrocarbons from the well were successful. Clean up of the spill currently continues. Although we have no economic interest in this well or the Deepwater Horizon, all of our and our partners' plans for exploration and appraisal drilling activities in the U.S. Gulf of Mexico, including our North Platte #1 exploratory well and Anadarko's Heidelberg #3 appraisal well, were suspended and continue to be significantly delayed as a result of the response by the U.S. government and its regulatory agencies to the Deepwater Horizon incident.

        New and Forthcoming Regulations.    The U.S. government and its regulatory agencies with jurisdiction over oil and gas exploration, including the Department of the Interior (the "DOI") and the Bureau of Ocean Energy Management, Regulation and Enforcement ("BOEMRE"), have responded to this incident by imposing moratoria on drilling operations, by requiring operators to reapply for exploration plans and drilling permits which had previously been approved and by adopting numerous new regulations regarding operations in the U.S. Gulf of Mexico that are applicable to us and with which our new applications for exploration plans and drilling permits must prove compliant, including:

  •
  Moratoria.  On May 27, 2010, President Obama announced a six month drilling and permitting moratorium in which operations were suspended on thirty-three deepwater drilling projects in the U.S. Gulf of Mexico, including our North Platte #1 exploratory well, and the issuance of permits to drill new deepwater wells was suspended. On May 30, 2010, the moratorium announced by President Obama was formally established pursuant to Notice to Lessees, NTL No. 2010-N04 ("NTL #4"), issued by the BOEMRE. On July 13, 2010, the U.S. Secretary of the Interior issued a Decision Memorandum (the "Decision Memorandum") instructing the Director of the BOEMRE to direct the suspension of certain offshore permitting and drilling activities in the U.S. Gulf of Mexico through November 30, 2010, subject to limited exceptions. This suspension superseded and replaced the moratorium established by NTL #4. On October 12, 2010, the U.S. Secretary of the Interior lifted the moratorium established by the Decision Memorandum. As a result, there are currently no official moratoria applicable to the U.S. Gulf of Mexico.

  •
  NTL #5 and Drilling Safety Rule.  Effective June 8, 2010, the BOEMRE issued a second Notice to Lessees, NTL No. 2010-N05 ("NTL #5"), which set forth increased safety measures for offshore energy development and required, among other things, for all offshore operators, to submit written certifications as to compliance with BOEMRE rules and regulations as well as the submission of independent third party written certifications as to the capabilities of certain safety devices, including blowout preventers ("BOPs"). On June 28, 2010, we submitted our response to NTL #5 indicating our compliance with such regulations at such time and included in our response all of the then required written certifications from our Chief Executive Officer. On September 30, 2010, the U.S. Secretary of the Interior announced the Drilling Safety Rule (the "Drilling Safety Rule"), which largely codifies the regulations of NTL #5 and imposes additional drilling safety requirements. The Drilling Safety Rule is an interim final rule issued by the DOI and therefore was effective immediately even though it is subject to public comment and finalization by the DOI.

  •
  NTL #6.  Effective June 18, 2010, the BOEMRE issued a third Notice to Lessees, NTL No. 2010-N06 ("NTL #6"), which set forth information requirements for exploration plans, development and production plans and development operations coordination documents in the U.S. Gulf of Mexico. In addition, NTL #6 requires operators to describe the assumptions and calculations that are used to determine the volume of the worst case discharge scenario in the event of a blowout as well as an assessment of the timing associated with drilling a relief well and the access to a drilling rig to do so.

  •
  Workplace Safety Rule.  Concurrently with the announcement of the Drilling Safety Rule, the U.S. Secretary of the Interior also announced the Workplace Safety Rule (the "Workplace Safety Rule"), which requires operators to develop and implement a Safety and Environmental Management System, or SEMS, for oil and gas operations and codifies and makes mandatory the American Petroleum Institute's Recommended Practice 75 (Development of a Safety and Environmental Management Program for Offshore Operations and Facilities). The Workplace Safety Rule is a final rule issued by the DOI and therefore was effective immediately.

  •
  Use of Categorical Exclusions.  On August 16, 2010, the Director of the BOEMRE directed the BOEMRE not to use categorical exclusions, which allow for exploration plans and drilling permits to be lawfully issued without conducting environmental assessments, for any activities in the U.S. Gulf of Mexico that require an Application for Permit to Drill and involves the use of a subsea BOP and that all plans submitted for approval of such an activity will be subject to an environmental assessment under the National Environmental Policy Act ("NEPA"). Thereafter, on October 8, 2010, the BOEMRE published in the Federal Register a notice of its intent to conduct a broad review and evaluation of its use of categorical exclusions.

  •
  Containment Resources.  Concurrently with the October 12, 2010 announcement of the lifting of the moratorium established by the Decision Memorandum, the U.S. Secretary of the Interior directed the BOEMRE not to approve operations that were subject to the moratorium until the operator demonstrates that it has in place "written and enforceable commitments ... that ensure containment resources are available promptly in the event of a deepwater blow out."

  •
  CEO Certifications.  Concurrently with the October 12, 2010 announcement of the lifting of the moratorium established by the Decision Memorandum, the U.S. Secretary of the Interior directed the BOEMRE not to approve operations that were subject to the moratorium until the Chief Executive Officer of the operator certifies to the BOEMRE that the operator has "complied with all applicable regulations, including the new drilling safety regulations." This requirement is in addition to the certifications required by NTL #5.

        Like all deepwater operators in the U.S. Gulf of Mexico, we are diligently working to fully understand and comply with all of these new regulations, recognizing that we will be unable to resume operations until we can do so. However, as many of the regulations identified above have not been finalized and additional regulations are forthcoming we are uncertain as to when we will be able to come into compliance with these new and forthcoming regulations so that we can resume operations. Reasons for such uncertainty include:

  •
  On September 30, 2010, after the issuance of the Drilling Safety Rule and the Workplace Safety Rule, the U.S. Secretary of the Interior stated that we should "expect a dynamic regulatory environment as we continue to raise the bar for offshore oil and gas development."

  •
  As part of the October 12, 2010 announcement of the lifting of the moratorium, the U.S. Secretary of the Interior stated with respect to the Drilling Safety Rule that "we also anticipate further rulemaking with respect to safety measures—such as redundant blind shear rams, remote activation systems for BOPs, and enhanced instrumentation and sensors on BOPs."

  •
  As part of the October 12, 2010 announcement of the lifting of the moratorium, U.S. Secretary of the Interior stated with respect to the "containment resources" requirement discussed above that the DOI "has a process underway regarding the establishment of a mechanism relating to the availability of blowout containment resources, and I expect that this mechanism will be implemented in the near future." Therefore, we do not know the timing, availability or cost associated with the well control and containment resources, including those being proposed by the Marine Well Containment Company, which is being developed by a consortium of supermajor oil companies, and Helix Energy Solutions Group, Inc.

  •
  On May 22, 2010, President Obama created the National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling. The findings of this commission are due within six months of its first meeting, or by January 12, 2011, and such findings may result in additional rules or regulations.

  •
  On October 8, 2010, the BOEMRE published in the Federal Register a notice of its intent to conduct a broad review and evaluation of its use of categorical exclusions in relation to offshore oil and gas exploration and drilling activities. In addition to categorical exclusions, we understand that the entire environmental review process is under review by BOEMRE.

  •
  Some of the new regulations are vague and subject to interpretation and therefore we do not know how the BOEMRE will interpret or enforce them.

  •
  In addition to regulations imposed by the DOI and the BOEMRE, numerous bills have been introduced in the U.S. House of Representatives and the U.S. Senate which seek to impose strict regulations concerning the operations, financial strength and insurance requirements of companies operating in the U.S. Gulf of Mexico. Even if not passed in the remaining 111th Congressional session, it is possible that similar legislation could be introduced in the next Congress.

  •
  There have been and there are currently pending numerous legal challenges to the regulatory actions of the DOI and the BOEMRE, their rulemaking processes and the permitting process. We expect such challenges to continue which may ultimately impede the adoption of final regulations. In addition, it is possible that when exploration and drilling permits are issued by the BOEMRE that they too may be subject to legal challenge.

        BOEMRE Permitting Process.    Apart from the regulations themselves, we are uncertain as to how the BOEMRE will conduct its reviews to ensure compliance with these regulations and how, when, under what circumstances and in what order the BOEMRE will issue permits or otherwise allow operations to go forward in the U.S. Gulf of Mexico. On September 1, 2010, the Outer Continental Shelf Safety Oversight Board of the DOI issued a report to U.S. Secretary of the Interior that in part confirmed a widely-held view that the BOEMRE does not have a sufficient number of employees to efficiently and effectively conduct permit reviews. We believe that lack of sufficient employees, the extensive new and forthcoming regulations and the restructuring of the BOEMRE as successor to the Minerals Management Service will result in substantial delays to the historical 30-day permitting process. In addition, the BOEMRE has repeatedly made a distinction between shallow and deepwater operations and between operations related to production activities, completions, workovers, waterflood, gas injection and disposal wells, on the one hand, and exploration operations, on the other hand, based on the BOEMRE's belief that the former operations have lower associated safety and environmental risks and the latter have higher risks. Therefore, we believe it is possible that the pace of issuance of permits with respect to deepwater exploration operations could lag behind permits for operations that the BOEMRE perceives to be less risky.

        Prior to the Deepwater Horizon incident, we had approved exploration plans for six of our prospects, including our Ligurian and North Platte prospects, and we had received the authorization for drilling permit for our North Platte #1 exploratory well and we had filed the authorization for drilling application for our Ligurian #2 exploratory well. In response to new rules and regulations from the BOEMRE following the Deepwater Horizon incident, we have submitted the new and incremental information that we are currently aware of to obtain necessary exploration plans and drilling permits for our Ligurian #2 and North Platte #1 exploratory wells. We are awaiting a response regarding the status of exploration plans and drilling permits for these wells. We are currently working to understand some of the new and forthcoming regulations and we will continue to submit information to the BOEMRE to demonstrate our compliance as and when we can do so.

        Drilling Outlook.    We do not know when we will be able to resume any drilling operations in the U.S. Gulf of Mexico. While we are hopeful that the DOI and BOEMRE will quickly and comprehensively adopt the forthcoming regulations they seek to implement, that we will be able to timely comply with such regulations, that the BOEMRE will be able to staff itself at robust levels to ensure timely permit issuance and that the general uncertainty surrounding regulation of the oil and gas industry's operations in the U.S. Gulf of Mexico dissipates, we are unable to estimate when we will resume drilling operations at this time and at what increased cost. The successful execution of our U.S. Gulf of Mexico business plan depends on our ability to continue our exploration and appraisal efforts. A prolonged suspension of or delay in our drilling operations would adversely affect our business, financial position or future results of operations. Please see "Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q.

        Cost Implications.    We expect compliance with these new and forthcoming regulations to materially add to the cost of our drilling operations in the U.S. Gulf of Mexico. However, given that these regulations have not been finalized and additional regulations are forthcoming we are unable to estimate or quantify such costs. Substantial costs associated with compliance with these regulations may adversely affect our business, financial position or future results of operations. Please see "Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q.

Rig Contracts

        Ocean Confidence Drilling Rig.    On November 8, 2010, we executed a drilling contract with a subsidiary of Diamond for use of the Ocean Confidence drilling rig to drill two wells, with options to drill two additional wells, offshore Angola. We expect the Ocean Confidence to be delivered to us sometime during the first quarter of 2011, depending on when the current operator of the Ocean Confidence concludes its drilling operations. The Ocean Confidence has a base operating rate of $360,000 per day with mobilization and demobilization fees aggregating approximately $7 million. Contracting for use of a drilling rig is a key milestone in our effort to commence our initial two well pre-salt exploration program on Block 21 offshore Angola, which consists of the Bicuar #1 exploration well (formerly Gold Dust) and the Cameia #1 exploration well (formerly Oasis), such program to commence during the first half of 2011, depending on when the drilling rig is delivered to us and when we obtain final approval from Sonangol. Due to the uncertainty in the timing of the arrival of the Ocean Confidence and Sonangol's final approval, we have entered into negotiations with another operator in Angola to assign the Ocean Confidence drilling rig to such operator to drill one or two wells, including the first well upon delivery of the drilling rig from Diamond to us. We can make no assurances that such assignment will be ultimately consummated. We expect to be the first company to drill a well in the deepwater offshore Angola that targets pre-salt objectives, which we believe will be geologically analogous to the pre-salt discoveries offshore Brazil.

        Ensco 8503 Drilling Rig.    On May 8, 2008, we entered into a drilling contract with Ensco for the use of the newbuild Ensco 8503 drilling rig. Since execution of the drilling contract, the Ensco 8503 drilling rig has been constructed and is currently being towed to the U.S. Gulf of Mexico. This drilling contract has a two year term upon delivery and acceptance, which may be extended by us for one or two additional years. The aggregate rate for the first two years is approximately $372 million, representing a base operating rate of $510,000 per day, subject to adjustment for any variances in the operating costs from historical January 2008 levels. Under the terms of the contract, we will pay for the mobilization of this rig to the U.S. Gulf of Mexico.

        As discussed in "—Impact of the U.S. Gulf of Mexico Oil Spill," we do not know when we will be able to resume any drilling operations in the U.S. Gulf of Mexico and, therefore, we do not know when we will be able to use the Ensco 8503 drilling rig. In an effort to mitigate payments associated with a drilling rig we cannot use, we entered into negotiations with Ensco to obtain a special reduced standby rate for the Ensco 8503 drilling rig. On November 9, 2010, we concluded such negotiations and entered into the Standby Agreement with Ensco in which we obtained a special reduced standby rate of $210,000 per day, plus other amortized costs, for the Ensco 8503 drilling rig. This special reduced standby rate will be applicable upon delivery and our acceptance of the Ensco 8503 drilling rig, which we currently expect to occur in early 2011, for up to one year after such time or, if earlier, until we are able to resume drilling operations in the U.S. Gulf of Mexico, subject to certain limitations. Our original two year term for use of the Ensco 8503 drilling rig is not affected by the Standby Agreement and such term is expected to commence at the conclusion of the term of the Standby Agreement. The special reduced standby rate will be paid directly from the $186.0 million that was placed in an escrow account established in December, 2009 as a guarantee of our performance of our contract with Ensco related to the Ensco 8503 drilling rig. In addition, we are seeking additional opportunities to further reduce our costs associated with the Ensco 8503 drilling rig.

        Ocean Monarch Drilling Rig.    On March 4, 2010, we entered into a rig assignment agreement (the "Assignment Agreement") with Anadarko for the purpose of procuring the Ocean Monarch drilling rig to drill our North Platte #1 exploratory well. The Assignment Agreement provided for the assignment of the Ocean Monarch drilling rig to us as well as the underlying drilling contract (the "Underlying Contract") that governed the use of the Ocean Monarch, which Anadarko had previously entered into with Diamond, the owner of the rig. The term of Assignment Agreement was for a minimum of 75 days and commenced on May 24, 2010. The Ocean Monarch drilling rig and the Underlying Contract were assigned to us on May 24, 2010, after which we mobilized the Ocean Monarch to Garden Banks Block 959 in preparation to spud the North Platte #1 exploratory well. At the time President Obama announced a six month drilling and permitting moratorium on May 27, 2010, we were running storm anchors to secure the Ocean Monarch drilling rig to spud the North Platte #1 exploratory well and were in the process of examining the blow out preventer and well control system for the Ocean Monarch. However, given the announcement and the verbal notification we received from the BOEMRE, this work was not completed and the Ocean Monarch was towed at the direction of Diamond to a secure "stack" location on West Cameron Block 184. The Ocean Monarch was stacked at West Cameron Block 184 until the 75 day minimum term ended on August 7, 2010 and the Ocean Monarch was released back to Anadarko.

        As previously announced, we invoked force majeure with respect to the Underlying Contract and paid the thirty days at the force majeure day rate, which is equal to the operating day rate of approximately $441,000 per day (gross), in addition to the 3.5 days of the operating rate payable between May 24, 2010 and our invocation of force majeure. Although Diamond has invoiced us for the remaining 41.5 days of the minimum term, we have rejected such invoices without further response from Diamond and we believe we are not obligated to pay these amounts.

Results of Operations

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

        The following tables set forth selected financial data for the periods indicated:

	Three Months Ended September 30,
	2010	2009	Change	%
	($ in thousands)
Oil and gas revenue	$—	$—	$—	—
Operating costs and expenses:
Seismic and exploration	20,178	7,457	12,721	170.6%
Dry hole expense and impairment	2,852	—	2,852	—
General and administrative	12,343	7,510	4,833	64.4%
Depreciation and amortization	216	148	68	45.9%

Total operating costs and expenses	35,589	15,115	20,474	135.5%

Operating loss	(35,589)	(15,115)	20,474	135.5%
Other income (expense):
Interest income (expense), net	407	128	279	218.0%

Total other income (expense)	407	128	279	218.0%

Net loss before income tax	(35,182)	(14,987)	20,195	134.8%
Income tax expense (benefit)	—	—	—	—

Net loss	$(35,182)	$(14,987)	$20,195	134.8%

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the three months ended September 30, 2010 and 2009, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the three months ended September 30, 2010 and 2009:

        Seismic and exploration.    Seismic and exploration costs increased by $12.7 million during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009. The increase in seismic and exploration costs during this period was primarily due to (i) a $9.8 million increase in seismic and exploration costs incurred in the U.S. Gulf of Mexico and for West Africa and (ii) a $2.9 million accrual for force majeure costs related to the drilling rig and other equipment and services which were to be used to drill the North Platte #1 exploratory well that was suspended as a result of the Deepwater Horizon incident. The $20.2 million of seismic and exploration costs incurred during the three months ended September 30, 2010 consisted of (i) $12.5 million and $3.8 million incurred for seismic data acquisition and processing for the Gulf of Mexico and offshore West Africa, respectively, (ii) $1.0 million for leasehold delay rentals and (iii) $2.9 million relating to force majeure expense.

        Dry hole expense and impairment.    Dry hole expense and impairment for the three months ended September 30, 2010 includes charges of $0.6 million for pre-spud costs for exploratory wells. In addition, for the three months ended September 30, 2010, we recorded an allowance of $2.3 million against future impairment on the carrying value of our unproved leasehold properties.

        General and administrative.    General and administrative costs increased by $4.8 million during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. The increase in general and administrative costs during this period was primarily attributed to a $3.7 million increase in costs related to equity-based compensation and staff additions, a $1.9 million increase in office related support expenses, offset by a decrease of $0.8 million in legal and other fees.

        Depreciation and amortization.    Depreciation and amortization did not change significantly during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

        Other income.    Other income did not change significantly during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

        Income tax expense/benefit.    No income tax benefit has been reflected since a full valuation allowance has been established against the deferred tax asset that would have been generated as a result of the operating results.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

        The following tables set forth selected financial data for the periods indicated:

	Nine Months Ended September 30,
	2010	2009	Change	%
	($ in thousands)
Oil and gas revenue	$—	$—	$—	—
Operating costs and expenses:
Seismic and exploration	30,180	6,224	23,956	384.9%
Dry hole expense and impairment	42,593	—	42,593	—
General and administrative	34,047	22,418	11,629	51.9%
Depreciation and amortization	593	442	151	34.2%

Total operating costs and expenses	107,413	29,084	78,329	269.3%

Operating loss	(107,413)	(29,084)	78,329	269.3%
Other income (expense):
Interest income (expense), net	733	404	329	81.4%

Total other income (expense)	733	404	329	81.4%

Net loss before income tax	(106,680)	(28,680)	78,000	272.0%
Income tax expense (benefit)	—	—	—	—

Net loss	$(106,680)	$(28,680)	$78,000	272.0%

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the nine months ended September 30, 2010 and 2009, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the nine months ended September 30, 2010 and 2009:

        Seismic and exploration.    Seismic and exploration costs increased by $24.0 million during the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. The increase in seismic and exploration costs during this period was primarily due to (i) a $16.2 million increase in seismic and exploration costs incurred in the U.S. Gulf of Mexico and West Africa, (ii) a $12.9 million incurred for force majeure costs related to the drilling rig and other equipment which was to be used to drill the North Platte #1 exploratory well that was suspended as a result of the Deepwater Horizon incident. The increase was offset by a $5.1 million net change resulting from reimbursement of past seismic costs by our partners for the nine months ended September 30, 2010 and 2009. During the nine months ended September 30, 2010, we received $15.1 million for past seismic costs incurred in West Africa and during the nine months ended September 30, 2009, we received $10.0 million for past seismic costs incurred in the U.S. Gulf of Mexico. The $30.2 million of seismic and exploration costs incurred during the nine months ended September 30, 2010 consisted of (i) $11.3 million and $2.3 million incurred for seismic data acquisition and processing for the Gulf of Mexico and offshore West Africa, respectively, (ii) $3.7 million for leasehold delay rentals and (iii) $12.9 million relating to force majeure expense.

        Dry hole expense and impairment.    Dry hole expense and impairment for the nine months ended September 30, 2010 includes charges of $0.6 million for the Ligurian #1 exploratory well, $8.7 million for the Criollo #1 exploratory well, $11.1 million for the Heidelberg #2 appraisal well, $12.4 million for the Firefox #1 exploratory well and $2.9 million for pre-spud costs for the North Platte #1 exploratory well. In addition, for the nine months ended September 30, 2010, we recorded an allowance of $6.9 million against future impairment on the carrying value of our unproved leasehold properties.

        General and administrative.    General and administrative costs increased by $11.6 million during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The increase in general and administrative costs during this period was primarily attributed to a $11.0 million increase in costs related to equity based compensation and staff additions, a decrease of $1.3 million in fees paid prior to our IPO, a $3.4 million increase in office related support expenses, an increase of $4.2 million for social obligation payments required by our Risk Services Agreements in Angola, which were offset by a reimbursement of $5.7 million of our general and administrative costs from our partners in the Gulf of Mexico and West Africa.

        Depreciation and amortization.    Depreciation and amortization did not change significantly during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

        Other income.    Other income did not change significantly during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

        Income tax expense/benefit.    No income tax benefit has been reflected since a full valuation allowance has been established against the deferred tax asset that would have been generated as a result of the operating results.

Liquidity and Capital Resources

        We are a development stage enterprise and will continue to be so until commencement of substantial production from our oil properties. As discussed in "—Impact of the U.S. Gulf of Mexico Oil Spill," we do not know when we will be able to resume any drilling operations in the U.S. Gulf of Mexico and, therefore, we do not know when we will be able to commence production in the U.S. Gulf of Mexico. In addition, given that our initial source of production could be from our two previously announced discoveries and that those discoveries are operated by an entity that is involved in the Deepwater Horizon incident, development plans and production from these discoveries may be further delayed. See "Item 1A. Risk Factors." Prior to the Deepwater Horizon incident, our expected time from discovery to first production was four to five years in the U.S. Gulf of Mexico. We do not know how this timeline will change as a result of new and forthcoming regulations. Offshore Angola, we expect production within five years of a commercial discovery, which will depend upon successful appraisal drilling results, additional capital funding, access to suitable infrastructure and rig availability. Until substantial production is achieved, our primary sources of liquidity are expected to be cash on hand, amounts paid pursuant to the terms of our TOTAL alliance and funds from future equity and debt financings, asset sales and farm-out arrangements.

        We expect to incur substantial expenses and generate significant operating losses as we continue to:

  •
  conduct our current exploration and appraisal drilling program in the U.S. Gulf of Mexico and our current exploration drilling program offshore Angola and Gabon, including additional costs in the U.S. Gulf of Mexico resulting from the new and forthcoming regulations related to the Deepwater Horizon incident;

  •
  purchase and analyze seismic data in order to assess current prospects and identify future prospects;

  •
  opportunistically invest in additional oil leases and concessional licenses in our focus areas;

  •
  develop our discoveries which we determine to be commercially viable; and

  •
  incur expenses related to operating as a public company and compliance with regulatory requirements.

        Our future financial condition and liquidity will be impacted by, among other factors, the success of our exploration and appraisal drilling program, the number of commercially viable hydrocarbon discoveries made and the quantities of hydrocarbons discovered, the speed with which we can bring such discoveries to production, whether and to what extent we invest in additional oil leases and concessional licenses, and the actual cost of exploration, appraisal and development of our prospects.

        Our board of directors has approved a full year 2010 expenditure budget of $430 million, $105.4 million of which was expended during the first nine months of 2010. Due to the Deepwater Horizon incident and delays in commencing Angolan drilling operations, we currently expect our full-year 2010 expenditures to be between $140 and $150 million, as compared to our previously budgeted amount of $430 million. We expect that our existing cash on hand will be sufficient to fund our planned exploration and appraisal drilling program at least through the end of 2011. However, we may require additional funds earlier than we currently expect in order to execute our strategy as planned. We may seek additional funding through asset sales, farm-out arrangements and equity and debt financings. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our existing stockholders. For example, if we raise additional funds by issuing additional equity securities, further dilution to our existing stockholders will result. If we are unable to obtain funding on a timely basis or on acceptable terms, we may be required to significantly curtail one or more of our exploration and appraisal drilling programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our prospects which we would otherwise develop on our own, or with a majority working interest.

Cash Flows

	Nine Months Ended September 30,
	2010	2009
	($ in thousands)
Net cash provided by (used in):
Operating Activities	$(95,835)	$(63,634)
Investing Activities	(719,886)	282,776
Financing Activities	101,256	42,676

        Operating activities.    Net cash used in operating activities for the nine months ended September 30, 2010 was $95.8 million compared with net cash used in operating activities of $63.6 million for the nine months ended September 30, 2009. The increase in cash used during the nine months ended September 30, 2010 was attributed primarily to the increase in cash payments for the drilling of the Heidelberg #2 appraisal well, the Criollo #1 and Firefox #1 exploratory wells and costs related to force majeure resulting from the Deepwater Horizon incident.

        Investing activities.    Net cash used in investing activities for the nine months ended September 30, 2010 was $719.9 million compared with net cash provided by investing activities of $282.8 million for the nine months ended September 30, 2009. The net cash used for the nine months ended September 30, 2010 was primarily attributed to the $151.5 million of restricted cash funded to back letters of credit issued to guarantee our contractual obligations in Angola, $34.9 million incurred for exploration and capital expenditures and $538.8 million for purchase of investment securities offset by proceeds of $5.3 million from partner reimbursements of leasehold bonuses offshore Angola. In addition, during the nine months ended September 30, 2009, we received total proceeds of $333.6 million from sales of oil and gas properties resulting from the TOTAL alliances and Sonangol partnerships in 2009.

        Financing activities.    Net cash provided by financing activities for the nine months ended September 30, 2010 was $101.3 million compared with net cash provided by financing activities of $42.6 million for the nine months ended September 30, 2009. The increase in net cash provided by financing activities for the nine months ended September 30, 2010 was due to the net proceeds of approximately $101.3 million from the closing of the over-allotment portion of our IPO on January 7, 2010. The net cash provided for the nine months ended September 30, 2009 represents cash received from the Partnership's Class A limited partners.

Critical Accounting Policies

        Our significant accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements included in our 2009 Annual Report on Form 10-K filed on March 30, 2010. Also refer to the Notes to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

        As of September 30, 2010, we adopted a policy on accounting for our investments, which consist entirely of debt securities, based on the guidance of Accounting Standards Codification No. 320, Accounting for Certain Investments in Debt and Equity Securities. The debt securities are carried at amortized costs and classified as held-to-maturity as we have the positive intent and ability to hold them until they mature. The net carrying value of held-to-maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity over the life of the securities. Held-to-maturity securities are stated at amortized cost, which approximates fair market value as of September 30, 2010. Income relating to these securities is reported as a component of interest income in our consolidated statements of operations.

        We conduct a regular assessment of our debt securities with unrealized losses to determine whether securities have other-than-temporary impairment. This assessment considers, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, market conditions and whether we intend to sell or whether it is more likely than not that we will be required to sell the debt securities.

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

        There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        The risk factors below supplement the risks disclosed under the heading "Item 1A. Risk Factors" in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and in Part II of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, which risks could materially affect our business, financial condition or future results of operations, including our ability to timely execute our drilling and development plans.

The explosion and sinking of the Deepwater Horizon drilling rig in the U.S. Gulf of Mexico, the resulting oil spill and the legislative and regulatory response thereto may materially adversely impact our operations and may have significantly increased certain of the risks we face.

        On April 20, 2010, the Transocean Deepwater Horizon, a semi-submersible offshore drilling rig operating in the deepwater U.S. Gulf of Mexico under contract to BP plc exploded, burned for two days and sank, resulting in loss of life, injuries and a massive oil spill. Hydrocarbons discharged continuously from the well since the time of this disaster until July 15, 2010 when a capping mechanism temporarily stopped the flow of hydrocarbons. On September 19, 2010, efforts to permanently stop the flow of hydrocarbons from the well were successful. Clean up of the spill currently continues. Although we have no economic interest in this well or the Deepwater Horizon, all of our and our partners' plans for exploration and appraisal drilling activities in the U.S. Gulf of Mexico, including our North Platte #1 exploratory well and Anadarko's Heidelberg #3 appraisal well, were suspended and continue to be significantly delayed as a result of the response by the U.S. government and its regulatory agencies to the Deepwater Horizon incident.

        The U.S. government and its regulatory agencies with jurisdiction over oil and gas exploration, including the DOI and the BOEMRE, have responded to this incident by imposing moratoria on drilling operations, by requiring operators to reapply for exploration plans and drilling permits which had previously been approved and by proposing and/or adopting numerous new regulations regarding operations in the U.S. Gulf of Mexico that are applicable to us and with which our new applications for exploration plans and drilling permits must prove compliant. We are diligently working to fully understand and comply with all of these new regulations, recognizing that we will be unable to resume operations until we can do so. However, as many of the regulations have not been finalized and additional regulations are forthcoming we are uncertain as to when or if we will be able to come into compliance with these new and forthcoming regulations so that we can resume operations.

        The successful execution of our business plan depends on our ability to continue our exploration and appraisal efforts including drilling for oil in the U.S. Gulf of Mexico. Given the current restrictions, potential future restrictions and the uncertainty surrounding the availability of any exceptions to any restrictions, we cannot predict when or if we will be able to continue our exploratory and appraisal program in the U.S. Gulf of Mexico, if at all. A prolonged suspension of or delay in our drilling operations would adversely affect our business, financial position or future results of operations.

        In addition, we cannot predict how federal and state authorities will further respond to the incident or whether additional changes in laws and regulations governing oil and gas operations in the

U.S. Gulf of Mexico will result or how the BOEMRE will interpret or enforce the rules and regulations issued in response to the Deepwater Horizon incident. It is possible that additional regulations or limitations may be imposed on us. There are currently numerous bills before the U.S. Congress which seek to impose strict regulations concerning the operations and financial strength of companies involved in the exploration and production of hydrocarbons in the U.S. Gulf of Mexico. Such regulations may require a change in the way we conduct our business, may increase our costs of doing business, may delay our business plans or may ultimately prohibit us (either explicitly or as a result of our inability to meet certain prescribed conditions such as increased minimum insurance or bonding requirements) from drilling for or producing hydrocarbons in the U.S. Gulf of Mexico. We cannot predict with any certainty what form any additional laws or regulations will take, how they will be interpreted or enforced, or the extent to which they may impact our business, financial position or future results of operations.

        Furthermore, the Deepwater Horizon incident may have increased certain of the risks we face, including, without limitation, the following:

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

  •
  potential legal challenges to the issuance of permits;

  •
  higher drilling and operating costs;

  •
  higher royalty rates on leases acquired in the future;

  •
  higher insurance costs and increased potential liability thresholds under proposed amendments to environmental regulations;

  •
  decreased access to appropriate equipment, personnel and infrastructure in a timely manner;

  •
  decreased partner participation in wells we operate;

  •
  higher capital costs as a result of any increase to the risks we or our industry face; and

  •
  less favorable investor perception of the risk-adjusted benefits of deepwater offshore drilling.

        The occurrence of any of these factors, or their continuation thereof, could have a material adverse effect on our business, financial position or future results of operations.

We have contracted to use the Ensco 8503 drilling rig in the U.S. Gulf of Mexico and are required to make certain payments under such rig agreement even if we cannot use it.

        On May 8, 2008, we entered into a drilling contract with Ensco for the use of the newbuild Ensco 8503 drilling rig for two years. Since execution of the drilling contract, the Ensco 8503 drilling rig has been constructed and is currently being towed to the U.S. Gulf of Mexico. The aggregate rate for the two year drilling contract is approximately $372 million, representing a base operating rate of $510,000 per day, subject to adjustment for any variances in the operating costs from historical January 2008 levels. Under the terms of the contract, we will pay for the mobilization of this rig to the U.S. Gulf of Mexico. On November 9, 2010, we entered into the Standby Agreement with Ensco in which we obtained a special reduced standby rate of $210,000 per day, plus other amortized costs, for the Ensco 8503 drilling rig. This special reduced standby rate will be applicable upon delivery and our acceptance of the Ensco 8503 drilling rig, which we currently expect to occur in early 2011, for up to one year after such time or, if earlier, until we are able to resume drilling operations in the U.S. Gulf of Mexico, subject to certain limitations. Our original two year term for use of the Ensco 8503 drilling rig is not affected by the Standby Agreement and such term is expected to commence at the conclusion of the term of the Standby Agreement. We do not know when or if we will be able to resume any drilling operations in the U.S. Gulf of Mexico and, therefore, we do not know when we will be able to use the Ensco 8503 drilling rig. Absent force majeure circumstances or an agreement with Ensco to the contrary, we will be required to make the payments discussed above even if we are unable to use the Ensco 8503 drilling rig.

Our operations could be adversely impacted by our block partnership with an entity whose affiliate is involved in the Deepwater Horizon incident.

        An affiliate of an oil and gas company which holds a participating interest in the well that the Deepwater Horizon drilling rig was drilling at the time of the incident (the "Macondo Well") also owns participating interests in seven blocks in which we also own participating interests, including the six blocks associated with our two previously announced discoveries of Heidelberg and Shenandoah. As a 25% non-operating interest owner in the Macondo Well, such participant may incur liability under environmental and other laws and may be required to contribute to the significant and ongoing remediation expenses in the U.S. Gulf of Mexico. This event and its aftermath could result in substantial costs to such participant and could in turn affect such participant's ability, desire and timeline related to further exploration, appraisal or development activities on the seven blocks in which we both have interests, including further appraisal and development activities with respect to our two discoveries. This could further delay our commencement of production in the U.S. Gulf of Mexico and cause a material adverse effect on our business, results of operations and financial condition.

The recent adoption of The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, could have an adverse effect on our business.

        The Dodd-Frank Act requires, no later than 270 days after the enactment of the Dodd-Frank Act, the SEC to promulgate rules requiring SEC reporting companies that engage in the commercial development of oil, natural gas or minerals, to include in their annual reports filed with the SEC disclosure about all payments (including taxes, royalties, fees and other amounts) made by the issuer or an entity controlled by the issuer to the United States or to any non-U.S. government for the purpose of commercial development of oil, natural gas or minerals. As these rules are yet to be released and are not yet effective, we are unable to predict what form these rules may take and whether we will be able to comply with them without adversely impacting our business, or at all. Any of these consequences could have a material adverse effect on us, our financial condition and our results of operations.

Our business could be affected by recent health care reform and potential federal tax increases.

        In March 2010, the Patient Protection and Affordable Care Act ("PPACA") and the Health Care and Education Reconciliation Act of 2010 ("HCERA"), which makes various amendments to certain aspects of the PPACA (the HCERA and, together with PPACA, the "Acts"), were signed into law. Among numerous other items, the Acts reduce the tax benefits available to an employer that receives the Medicare Part D subsidy and impose excise taxes on high-cost health plans. We are not a recipient of the Medicare Part D tax benefit and therefore, we will not be impacted by this part of the new legislation. We will continue to monitor the potential impact of these new regulations as details emerge over the next several months and years. At this point in time, we are not aware of any material impacts to us.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    (Removed and Reserved)

Item 5.    Other Information

        On November 8, 2010, we executed a drilling contract with a subsidiary of Diamond for use of the Ocean Confidence drilling rig to drill two wells, with options to drill two additional wells, on Block 21 offshore Angola. We expect the Ocean Confidence to be delivered to us sometime during the first quarter of 2011, depending on when the current operator of the Ocean Confidence concludes its drilling operations. The Ocean Confidence has a base operating rate of $360,000 per day with mobilization and demobilization fees aggregating approximately $7 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Rig Contracts—Ocean Confidence Drilling Rig."

        On November 9, 2010, we entered into the Standby Agreement with Ensco in which we obtained a special reduced standby rate of $210,000 per day, plus other amortized costs, for the Ensco 8503 drilling rig. This special reduced standby rate will be applicable upon delivery and our acceptance of the Ensco 8503 drilling rig, which we currently expect to occur in early 2011, for up to one year after such time or, if earlier, until we are able to resume drilling operations in the U.S. Gulf of Mexico, subject to certain limitations. Our original two year term for use of the Ensco 8503 is not affected by the Standby Agreement and such term is expected to commence at the conclusion of the term of the Standby Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Rig Contracts—Ensco 8503 Drilling Rig."

        On November 10, 2010, our Board of Directors authorized an amendment to the employment or severance agreement, as the case may be, that we entered into with each of Joseph H. Bryant (Chairman and Chief Executive Officer), John P. Wilkirson (Chief Financial Officer), Samuel H. Gillespie (General Counsel), James W. Farnsworth (Chief Exploration Officer) and James H. Painter (EVP, Gulf of Mexico) in connection with our initial public offering. Pursuant to these agreements, each officer mentioned above agreed that a specified percentage (90% for Mr. Bryant and 80% for each of the other officers mentioned above) of the shares of our common stock that such officer received in connection with our offering in exchange for his private company partnership units would be subject to transfer restrictions for a specified period following the offering (being two years for Mr. Gillespie and five years for each of the other officers mentioned above). Each respective amendment decreased the percentage of such shares that are subject to the transfer restrictions to 60% (70% in the case of Mr. Bryant) but did not reduce the length of the restricted period.

        Each of the employment and severance agreements was previously filed as an exhibit to our registration statement on Form S-1 on November 27, 2009.

Item 6.    Exhibits

Exhibit Number	Description of Document
10.1*	International Daywork Drilling Contract—Offshore dated November 8, 2010 between CIE Angola Block 21 Ltd. and Z North Sea Ltd.
10.2*	Special Standby Rate and Potential Suspension Agreement dated November 9, 2010 between Cobalt International Energy, L.P. and ENSCO Offshore Company
10.3*	Form of Amendment to Employment Agreements with Joseph H. Bryant, James H. Painter and James W. Farnsworth and Severance Agreements with Samuel H. Gillespie and John P. Wilkirson

Exhibit Number	Description of Document
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Cobalt International Energy, Inc.
By:	/s/ JOSEPH H. BRYANT
Name: Joseph H. Bryant Title: Chairman of the Board of Directors and Chief Executive Officer

Dated: November 12, 2010

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1*	International Daywork Drilling Contract—Offshore dated November 8, 2010 between CIE Angola Block 21 Ltd. and Z North Sea Ltd.
10.2*	Special Standby Rate and Potential Suspension Agreement dated November 9, 2010 between Cobalt International Energy, L.P. and ENSCO Offshore Company
10.3*	Form of Amendment to Employment Agreements with Joseph H. Bryant, James H. Painter and James W. Farnsworth and Severance Agreements with Samuel H. Gillespie and John P. Wilkirson.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.