Form 10-Q
period 2011-03-31
Cobalt International Energy, Inc.
filed 2011-05-03
CIK 1471261

Use these links to rapidly review the document

PART I—FINANCIAL INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or
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

        Number of shares of the registrant's common stock outstanding at March 31, 2011: 356,306,804 shares.

Cautionary Note Regarding Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains estimates and forward-looking statements, principally in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our estimates and forward-looking statements are mainly based on our current expectations and estimates of future events and trends, which affect or may affect our businesses and operations. Although we believe that these estimates and forward-looking statements are based upon reasonable assumptions, they are subject to several risks and uncertainties and are made in light of information currently available to us. Many important factors, in addition to the factors described in our 2010 Annual Report on Form 10-K filed on March 1, 2011, may adversely affect our results as indicated in forward-looking statements. You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect.

        Our estimates and forward-looking statements may be influenced by the following factors, among others:

  •
  our and our partners' ability to obtain permits and licenses and drill (i) in the U.S. Gulf of Mexico in light of the legislative and regulatory response resulting from the Deepwater Horizon drilling rig incident and oil spill and (ii) in West Africa;

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

  •
  the cost and availability of adequate insurance coverage; and

  •
  other risk factors discussed in the "Risk Factors" section of our 2010 Annual Report on Form 10-K filed on March 1, 2011.

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

COBALT INTERNATIONAL ENERGY, INC.

Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	6
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010, and for the period November 10, 2005 (Inception) through March 31, 2011	7
Condensed Consolidated Statements of Changes in Partners' Capital and Stockholders' Equity for the Three Months Ended March 31, 2011 and for the period November 10, 2005 (Inception) through March 31, 2011	8
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010, and for the period November 10, 2005 (Inception) through March 31, 2011	9
Notes to Condensed Consolidated Financial Statements	10

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2011	December 31, 2010
	($ in thousands)
Assets
Current assets:
Cash and cash equivalents	$185,200	$302,720
Joint interest and other receivables	13,323	8,237
Prepaid expenses and other current assets	8,049	9,004
Inventory	39,033	34,738
Short-term restricted cash	10,800	—
Short-term investments	599,966	534,933

Total current assets	856,371	889,632
Property, plant, and equipment:
Oil and gas properties, successful efforts method of accounting, net of accumulated depletion of $-0-	460,282	462,500
Other property and equipment, net of accumulated depreciation and amortization of $3,003 and $2,820, respectively	1,204	1,269

Total property, plant, and equipment, net	461,486	463,769

Long-term restricted cash	338,658	338,515
Long-term investments	57,500	40,003
Other assets	16,478	14,524

Total assets	$1,730,493	$1,746,443

Liabilities and Stockholders' Equity
Current liabilities:
Trade and other accounts payable	$5,929	$11,989
Accrued liabilities	14,852	12,570

Total current liabilities	20,781	24,559

Other long-term obligations	2,850	2,850
Stockholders' Equity:
Common stock, $0.01 par value per share; 2,000,000,000 shares authorized, 350,972,742 and 350,733,998 issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	3,510	3,507
Additional paid-in capital	2,230,609	2,226,726
Deficit accumulated during the development stage	(527,257)	(511,199)

Total stockholders' equity	1,706,862	1,719,034

Total liabilities and stockholders' equity	$1,730,493	$1,746,443

See accompanying notes.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		For the Period November 10, 2005 (Inception) Through March 31, 2011
	2011	2010
	($ in thousands except per share data)
Oil and gas revenue	$—	$—	$—
Operating costs and expenses:
Seismic and exploration	2,440	(8,317)	298,790
Dry hole expense and impairment	2,514	25,852	61,429
General and administrative	11,618	12,112	170,468
Depreciation and amortization	183	182	3,003

Total operating costs and expenses	16,755	29,829	533,690

Operating income (loss)	(16,755)	(29,829)	(533,690)
Other income (expense):
Interest income (expense), net	697	97	6,433

Total other income (expense)	697	97	6,433

Net loss before income tax	(16,058)	(29,732)	(527,257)
Income tax expense	—	—	—

Net income (loss)	$(16,058)	$(29,732)	$(527,257)

Basic and diluted income (loss) per share	$(0.05)	$(0.09)

Basic and diluted weighted average common shares outstanding	350,848,559	348,122,446

See accompanying notes.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Condensed Consolidated Statements of Changes in Partners' Capital and Stockholders' Equity

(Unaudited)

	General Partner	Class A Limited Partners	Class B Limited Partners	Class C Limited Partners	Common Stock	Additional Paid-in Capital	Accumulated Deficit During Development Stage	Total
	($ in thousands)
Balance, November 10, 2005 (Inception)	$—	$—	$—	$—	$—	$—	$—	$—
Class A limited partners' contributions	—	1,256,738	—	—	—	—	—	1,256,738
Class B & C limited partners' equity compensation	—	—	6,984	734	—	—	—	7,718
Common stock issued upon corporate reorganization	—	(1,256,738)	(6,984)	(734)	2,743	1,261,713	—	—
Equity based compensation	—	—	—	—	—	15,074	—	15,074
Common stock issued at initial public offering, net of offering costs	—	—	—	—	630	806,629	—	807,259
Common stock issued at private placement	—	—	—	—	32	42,156	—	42,188
Common stock issued at the closing of the over-allotment portion of initial public offering, net of offering costs	—	—	—	—	80	101,176	—	101,256
Common stock issued for vested restricted stock	—	—	—	—	22	(22)	—	—
Net income (loss)	—	—	—	—	—	—	(511,199)	(511,199)

Balance, December 31, 2010	—	—	—	—	3,507	2,226,726	(511,199)	1,719,034
Common stock issued for vested restricted stock	—	—	—	—	3	(3)	—	—
Equity based compensation	—	—	—	—	—	3,886	—	3,886
Net income (loss)	—	—	—	—	—	—	(16,058)	(16,058)

Balance, March 31, 2011	$—	$—	$—	$—	$3,510	$2,230,609	$(527,257)	$1,706,862

See accompanying notes.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,		For the Period November 10, 2005 (Inception) Through March 31, 2011
	2011	2010
	($ in thousands)
Cash flows provided from operating activities
Net income (loss)	$(16,058)	$(29,732)	$(527,257)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	183	182	3,003
Dry hole expense and impairment of unproved properties	2,514	25,852	61,429
Equity based compensation	3,887	4,622	26,680
Amortization of premium (accretion of discount) on investment securities	1,435	—	3,043
Other	—	—	557
Changes in operating assets and liabilities:
Joint interest and other receivables	(5,084)	(36,660)	(13,323)
Inventory	(4,296)	(8,079)	(39,033)
Prepaid expense and other assets	(999)	1,362	(21,679)
Trade and other accounts payable	(6,061)	10,452	5,916
Accrued liabilities and other	2,282	(27,567)	12,842

Net cash provided by (used in) operating activities	(22,197)	(59,568)	(487,822)

Cash flows from investing activities
Capital expenditures for oil and gas properties	—	—	(704,107)
Capital expenditures for other property and equipment	(119)	(379)	(4,193)
Exploratory wells drilling in process	(296)	(1,330)	(154,595)
Proceeds from sale of oil and gas properties	—	—	339,001
Change in restricted cash	(10,772)	(151,299)	(348,846)
Proceeds from maturity of investment securities	374,885	—	599,870
Purchase of investment securities	(459,021)	—	(1,260,991)

Net cash provided by (used in) investing activities	(95,323)	(153,008)	(1,533,861)

Cash flows from financing activities
Capital contributions prior to IPO—Class A limited partners	—	—	1,256,180
Proceeds from initial public offering, net of costs	—	—	807,259
Proceeds from private placement, net of costs	—	—	42,188
Proceeds from over-allotment portion of initial public offering, net of costs	—	101,256	101,256

Net cash provided by (used in) financing activities	—	101,256	2,206,883

Net increase (decrease) in cash and cash equivalents	(117,520)	(111,320)	185,200
Cash and cash equivalents, beginning of period	302,720	1,093,100	—

Cash and cash equivalents, end of period	$185,200	$981,780	$185,200

See accompanying notes.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Operations

Organization

        Cobalt International Energy, Inc. (the "Company") was incorporated pursuant to the laws of the State of Delaware in August 2009 to become a holding company for Cobalt International Energy, L.P. (the "Partnership"). The Partnership is a Delaware limited partnership formed on November 10, 2005, by funds affiliated with Goldman, Sachs & Co., Riverstone Holdings LLC and The Carlyle Group as well as members of the Partnership's management team, collectively constituting Class A limited partners. In 2006, funds affiliated with KERN Partners Ltd. and certain limited partners in such funds affiliated with KERN Partners Ltd, were admitted as Class A limited partners. In 2007, First Reserve Corporation and Four Winds Consulting were admitted as Class A limited partners.

        A corporate reorganization occurred concurrently with the completion of the initial public offering ("IPO") on December 21, 2009. All the outstanding interests of the Partnership were exchanged for 283,200,000 shares of the Company's common stock and as a result the Partnership became wholly-owned by the Company. The shares of CIP GP Corp., the general partner of the Partnership were contributed by certain of the Class A limited partners holding such shares to the Company for no consideration. Prior to reorganization, the Company was not subject to federal or state income taxes. Upon completion of the corporate reorganization, the Company became subject to federal and state income taxes.

        On December 21, 2009 the Company closed its IPO with the issuance of 63,000,000 shares of common stock from the public offering and 3,125,000 of shares issued in a private placement at a price of $13.50 per share. On January 7, 2010, the Company closed the sale of an additional 7,978,000 shares of its common stock at the public offering price of $13.50 per share pursuant to the exercise of the over-allotment option by the underwriters of the IPO. The proceeds received of approximately $1.0 billion has been and will be used to fund the Company's drilling and exploration program.

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

        The Company does not know when it will be able to resume drilling operations in the U.S. Gulf of Mexico or at what cost. The uncertainty surrounding the timing and cost of the Company's drilling

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

1. Organization and Operations (Continued)

activities in the U.S. Gulf of Mexico is primarily the result of (i) newly issued regulations by the U.S. Department of the Interior ("DOI") and the DOI's Bureau of Ocean Energy Management, Regulation and Enforcement ("BOEMRE"), (ii) ongoing clarifications and interpretive guidance often in the form of a Notice to Lessees ("NTL") issued by the DOI and the BOEMRE relating to these newly issued regulations as well as with respect to existing regulations, (iii) the Company's continuing compliance efforts relating to these regulations, clarifications and guidance, (iv) the uncertainty as to the ability of the BOEMRE to timely review submissions and issue drilling permits, (v) the general uncertainty regarding additional regulation of the oil and gas industry's operations in the U.S. Gulf of Mexico and (vi) ongoing and potential third party legal challenges to industry drilling operations in the U.S. Gulf of Mexico.

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

        As of March 31, 2011, the Company had no proved oil and gas reserves.

Business Relationships

  TOTAL Alliance

        On April 6, 2009, the Company announced a long-term alliance with TOTAL E&P USA, Inc. ("TOTAL") in which, through a series of transactions, the Company combined its respective U.S. Gulf of Mexico exploratory lease inventory (which excludes the Heidelberg portion of its Ligurian/Heidelberg prospect, its Shenandoah prospect, and all developed or producing properties held by TOTAL in the U.S. Gulf of Mexico) through the exchange of a 40% interest in its leases for a 60% interest in TOTAL's leases, resulting in a current combined alliance portfolio covering 224 blocks. The Company will act as operator on behalf of the alliance through the exploration and appraisal phases of development. As part of the alliance, TOTAL committed, among other things, to (i) provide a 5th generation deepwater rig to drill a mandatory five-well program on the Company's existing operated blocks, (ii) pay up to $300 million to carry a substantial share of the Company's costs with respect to this five-well program (above the amounts TOTAL is obligated to pay as owner of a 40% interest), (iii) pay an initial amount of approximately $280 million primarily as reimbursement of the Company's share of historical costs in its contributed properties and consideration under purchase and sale agreements, (iv) pay 40% of the general and administrative costs relating to the Company's operations in the U.S. Gulf of Mexico during the 10-year alliance term, and (v) award the Company up to $180 million based on the success of the alliance's initial five-well program, in all cases subject to certain conditions and limitations. The exchange transactions on the leases resulted in no gain or loss to the Company. Additionally, as part of the alliance, TOTAL and the Company formed a U.S. Gulf of Mexico-wide area of mutual interest, whereby each party has the right to participate in any oil and natural gas lease interest acquired by the other party within this area. As of March 31, 2011, approximately $196 million of the $300 million that Total is obligated to carry the Company remains available to it, as does the potential award of up to $180 million based on the success of the alliance.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

1. Organization and Operations (Continued)

  Sonangol Partnership

        On April 22, 2009, the Company announced a partnership in the U.S. Gulf of Mexico with the national oil company of Angola, Sociedade Nacional de Combustíveis de Angola—Empresa Pública ("Sonangol"), whereby Sonangol acquired a 25% non-operated interest of the Company's pre-TOTAL alliance interests in 11 of the Company's U.S. Gulf of Mexico leases. The price Sonangol paid the Company for this interest was calculated using the price the Company paid for such leases plus $10 million to cover the Company's historical seismic and exploration costs. Sonangol has since acquired a 15% non-operated interest in three additional U.S. Gulf of Mexico leases and a 25% non-operated interest in another U.S. Gulf of Mexico lease pursuant to this partnership, bringing the total partnership portfolio to 15 U.S. Gulf of Mexico leases. This transaction resulted in no gain or loss to the Company. This transaction is notable as it represents Sonangol's initial entry into the North American exploration and production sector.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying condensed unaudited consolidated financial statements include the financial statements of Cobalt International Energy, Inc. and all of its wholly owned subsidiaries. All significant intercompany transactions and amounts have been eliminated. Because the Company is a development stage enterprise, it has presented its financial statements in accordance with FASB Accounting Standards Codification (ASC) No. 915 "Development Stage Entities."

        The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and the appropriate rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, the condensed consolidated financial statements do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be presented for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

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

Income (Loss) Per Share

        Basic income (loss) per share was calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the periods presented. The calculation of diluted income (loss) per share should include the potential dilutive impact of nonvested restricted shares outstanding during the year, unless their effect is anti-dilutive. For the three months ended March 31, 2011 and 2010, 6,719,961 and 6,956,814 shares of non-vested restricted stock, stock options and performance-based awards, respectively, were excluded from the diluted income (loss) per share because they are anti-dilutive.

Fair Value of Financial Instruments

        The Company's financial instruments include cash and cash equivalents, joint interest and other receivables, investments and restricted cash. The fair value of these instruments approximates carrying values due to their short-term duration. See Note 4—Restricted Cash and Note 5—Investments, for a discussion of the carrying value and fair value of the Company's investments in held-to-maturity securities.

Investments

        In 2010, the Company adopted a policy on accounting for its investments, which consist entirely of debt securities, based on the guidance of Accounting Standards Codification No. 320, Accounting for Certain Investments in Debt and Equity Securities. The Company considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year are classified as long-term investments. The debt securities are carried at amortized costs and classified as held-to-maturity securities as the Company has the positive intent and ability to hold them until they mature. The net carrying value of held-to-maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity over the life of the securities. Held-to-maturity securities are stated at amortized cost, which approximates fair market value as of March 31, 2011. Income related to these securities is reported as a component of interest income in the Company's consolidated statement of operations.

        Investments are considered to be impaired when a decline in fair value is determined to be other-than-temporary. The Company conducts a regular assessment of its debt securities with

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

unrealized losses to determine whether securities have other-than-temporary impairment ("OTTI"). This assessment considers, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, market conditions and whether the Company intends to sell or whether it is more likely than not that the Company will be required to sell the debt securities. For the three months ended March 31, 2011, the Company has no OTTI in its debt securities.

3. Cash and Cash Equivalents

        Cash and cash equivalents consisted of the following:

	March 31, 2011	December 31, 2010
	(in thousands)
Cash at banks	$5,039	$10,327
Money market funds	64,181	59,792
Held-to-maturity securities(1)	115,980	232,601

	$185,200	$302,720

(1)
These securities mature within 90 days from the date of purchase.

4. Restricted Cash

        Restricted cash consisted of the following:

	March 31, 2011	December 31, 2010
	(in thousands)
Short-term:
Ocean Confidence escrow account(1)	$10,800	$—

	$10,800	$—

Long-term:
Ensco 8503 escrow account(2)	$186,225	$186,184
Collateral on letters of credit for Angola(3)	151,717	151,615
Other vendor restricted cash	716	716

	$338,658	$338,515

(1)
The $10.8 million was held in an escrow account established in January 2011 as a guarantee of performance to Z North Sea Ltd, a subsidiary of Diamond Offshore Drilling, Inc. for the Ocean Confidence drilling rig contract. During the three months ended March 31, 2011, this escrow fund was invested in a money market deposit account.

(2)
$186.0 million was held in an escrow account established in December 2009 as a guarantee of performance to Ensco plc for the Ensco 8503 drilling rig contract. During the three months ended March 31, 2011, this escrow fund was invested in U.S. Treasury bills, purchased at a discount, resulting in net carrying value of $186.2 million as of

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Restricted Cash (Continued)

  March 31, 2011. The contractual maturities of these U.S. Treasury bills are within one year.

(3)
$151.3 million was held in a collateral account established in March 2010 as collateral for letters of credit issued in support of the Company's contractually agreed work program obligations on Blocks 21 and 9 offshore Angola. During the three months ended March 31, 2011, the funds in this collateral account were invested in U.S. Treasury bills, purchased at a discount, resulting in a net carrying value of $151.7 million as of March 31, 2011. The contractual maturities of these U.S. Treasury bills are within one year.

5. Investments

        The Company's investments in held-to-maturity securities, which are stated at amortized cost, were as follows at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(in thousands)
U.S. Treasury securities	$606,056	$604,035
Corporate securities	111,800	180,191
Commercial paper	291,924	282,039
U.S. government agency securities	57,500	60,003
Municipal bonds	44,108	19,068

Total	$1,111,388	$1,145,336

        The Company's condensed consolidated balance sheet included the following held-to-maturity securities:

	March 31, 2011	December 31, 2010
	(in thousands)
Cash and cash equivalents	$115,980	$232,601
Short-term investments	599,966	534,933
Restricted cash	337,942	337,799
Long-term investments	57,500	40,003

	$1,111,388	$1,145,336

        The contractual maturities of these held-to-maturity securities as of March 31, 2011 were as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Within 1 year	$1,053,888	$1,053,888
1 year through 5 years	57,500	57,500

	$1,111,388	$1,111,388

        All of the Company's investments mature within 18 months of March 31, 2011.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Joint Interest and Other Receivables

        Joint interest and other receivables result primarily from billing shared costs under the respective operating agreements to the Company's partners. As of March 31, 2011, the balance due from the Company's partners in the U.S. Gulf of Mexico and West Africa was $10.4 million and represents amounts due for reimbursable charges. These are usually settled within 30 days of the invoice date. In addition, other receivables include $2.9 million of accrued interest on investment securities.

7. Inventory

        Inventories consist of various tubular and wellhead products that are used in the Company's drilling programs. The products are stated at the lower of cost or market. Cost is determined on weighted average method and consists of purchase price and other directly attributable costs.

8. Property, Plant, and Equipment

        Property, plant, and equipment is stated at cost less accumulated depreciation/amortization and consisted of the following:

	Estimated Useful Life (Years)	March 31, 2011	December 31, 2010
		($ in Thousands)
Unproved oil and gas properties		$353,105	$355,619
Exploratory wells in process		107,177	106,881
Computer equipment and software	3	2,383	2,300
Office equipment and furniture	3	1,047	1,047
Vehicles	3	76	76
Leasehold improvements	3	701	666

		464,489	466,589
Less: accumulated depreciation and amortization		(3,003)	(2,820)

Property, plant, and equipment, net		$461,486	$463,769

        The Company recorded $0.2 million, $0.2 million and $3.0 million of depreciation and amortization expense for the three months ended March 31, 2011 and 2010 and for the period November 10, 2005 (inception) through March 31, 2011, respectively.

        Acquisition costs of unproved leasehold properties are assessed for impairment during the holding period and transferred to proved oil and gas properties to the extent associated with successful exploration activities. Significant unproved leases are assessed individually for impairment based on the Company's current exploration plans and an allowance is provided if impairment is indicated. Unproved leasehold costs for properties that are individually less than $1.0 million in carrying value are amortized on a group basis over the average terms of the leases, at rates that provide for full amortization of leases upon lease expiration. These leases have expiration dates ranging from 2011 through 2020. As of March 31, 2011, the balance for unproved leaseholds that were individually less than $1.0 million was $65.1 million. For the three months ended March 31, 2011 and 2010, and for the period November 10,

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Property, Plant, and Equipment (Continued)

2005 (inception) through March 31, 2011, the Company recorded $2.5 million, $2.3 million, and $11.8 million, respectively, as amortized expense on its unproved leasehold properties.

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

        The following table reflects the Company's net changes in and the cumulative costs of capitalized exploratory well costs (excluding any related leasehold costs):

	March 31, 2011	December 31, 2010
	($ in thousands)
Gulf of Mexico:
Beginning of period	$106,881	$107,226
Addition to capitalized exploratory well cost pending determination of proved reserves:
Shenandoah #1 Exploratory Well	—	176
Heidelberg #1 Exploratory Well	—	8
Heidelberg #2 Appraisal Well	—	10,854
Ligurian #1 Exploratory Well	—	86
Criollo #1 Exploratory Well	—	8,171
Firefox #1 Exploratory Well	—	12,463
Other pre-spud costs	—	2,839
Helix subsea containment costs	296	—
Reclassifications to wells, facilities, and equipment based on determination of proved reserves	—	—
Amounts charged to expense	—	(34,942)

End of period	$107,177	$106,881

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Property, Plant, and Equipment (Continued)

	Spud Year	As of March 31, 2011	As of December 31, 2010
		($ in thousands)
Cumulative costs:
Shenandoah #1 Exploratory Well	2008	$69,521	$69,521
Heidelberg #1 Exploratory Well	2008	20,240	20,240
Heidelberg #2 Appraisal Well	2010	—	—
Ligurian #1 Exploratory Well	2009	8,100	8,100
Criollo #1 Exploratory Well	2009	9,020	9,020
Firefox #1 Exploratory Well	2010	—	—
Helix subsea containment costs		296	—

		$107,177	$106,881

Exploratory Well costs capitalized for a period greater than one year after completion of drilling at March 31, 2011 (included in table above)		$106,881	$106,881

        Capitalized exploratory well costs that have been suspended longer than one year are associated with the Shenandoah #1, Heidelberg #1, Ligurian #1 and Criollo #1 projects. These exploratory well costs are suspended pending ongoing evaluation including, but not limited to, results of additional appraisal drilling, well-test analysis, additional geological and geophysical data and approval of a development plan. Management believes these projects exhibit sufficient indications of hydrocarbons to justify potential development and is actively pursuing efforts to fully assess them. If additional information becomes available that raises substantial doubt as to the economic or operational viability of these projects, the associated costs will be expensed at that time.

        As of March 31, 2011, no exploratory wells have been drilled by the Company in offshore Angola or Gabon.

9. Other Assets

        As of March 31, 2011, costs associated with the mobilization of the Ensco 8503 and the Ocean Confidence drilling rigs were deferred in other assets. The rigs are currently assigned to other companies by their owners until mid 2011. Upon completion of these assignments, the Company will amortize these costs to respective exploratory wells as and when the rigs are used for drilling activities over the terms of their respective drilling contract. These costs will be expensed or capitalized to oil

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Other Assets (Continued)

and gas properties as exploratory drilling costs, depending on the drilling results. The accumulated costs associated with these drilling rigs in other assets are as follows:

	As of March 31, 2011	As of December 31, 2010
	(in thousands)
Ensco 8503	$14,524	$14,524
Ocean Confidence	1,954	—

	$16,478	$14,524

10. Other Long-Term Obligations

        The Company is required to make $4.2 million of social obligation payments to Sonangol based on the terms of the RSAs as described in Note 1—Business Relationships. As of March 31, 2011, $2.9 million relates to the long-term portion of these social obligation payments to be paid over a five year period.

11. Stockholders' Equity

        Upon closing of the IPO on December 21, 2009, the Company was authorized to issue 2,000,000,000 shares of common stock, $0.01 par value per share, and 200,000,000 shares of preferred stock, $0.01 par value per share. As a result of the corporate reorganization, all the outstanding partnership interests in the Partnership were exchanged for 283,200,000 shares of the Company's common stock, of which 274,392,583 were issued on December 21, 2009 and 8,015,041 were non-vested restricted stock.

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

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Seismic and Exploration Expenses

        Seismic and exploration expenses consisted of the following:

	Three Months Ended March 31,		For the Period November 10, 2005 (Inception) through March 31, 2011
	2011	2010
	($ in Thousands)
Seismic data costs	$756	$5,446	$287,369
Seismic cost recovery(1)	—	(15,126)	(25,126)
Leasehold delay rentals	1,035	1,363	21,479
Force Majeure expense(2)	—	—	13,549
Drilling rig acceptance expense	649	—	1,519

	$2,440	$(8,317)	$298,790

(1)
These amounts represent reimbursement of past seismic costs incurred by the Company.

(2)
Expenditures resulting from suspension of drilling activities in the U.S. Gulf of Mexico as a result of the explosion and sinking of the Deepwater Horizon drilling rig in the U.S. Gulf of Mexico, the resulting oil spill and the regulatory response thereto.

13. Equity Based Compensation

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

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Equity Based Compensation (Continued)

        The following table summarizes grant, vesting and forfeiture information about the Company's restricted stock, stock options and restricted stock units from December 31, 2010 to March 31, 2011:

	Number of shares relating to Restricted Stock	Weighted Average Grant Date Fair Value Per Share	Number of shares relating to Stock Options	Weighted Average Grant Date Fair Value Per Option	Number of shares relating Restricted Stock Units		Weighted Average Grant Date Fair Value Per Unit
Non-vested at December 31, 2010	5,570,895	$9.77	1,133,960	$6.78		198,838	$12.45
Granted	—		—	—		—	—
Vested	(236,832)	$0.31	—	—		—	—
Forfeited or expired	—	—	—	—		—	—

Non-vested units at March 31, 2011	5,334,063	$10.19	1,133,960	$6.78		198,838	$12.45

Weighted-average period remaining	3.1 years		3.75 years			3.75 years

Unrecognized compensation, net of estimated forfeitures ($ in thousands)	$36,792		$6,750		$	**

**
Each Restricted Stock Unit ("RSU") will vest within a range of 0% to 200%, or between zero and two shares of common stock, on the applicable vesting dates and contingent upon the recipient's continued service at such vesting dates and based upon the achievement of successful drilling results as defined in the RSU award agreement. The fair value of each RSU is determined by the closing price of the Company's common stock at the date of grant, which was $12.45 per share. Compensation cost will be recognized as and when the performance conditions are satisfied. Until such time the Company resumes its drilling activities in the U.S. Gulf of Mexico and/or commences its drilling activities offshore Angola, the Company will be unable to determine whether the minimum drilling success rate as set forth in the RSU award agreement will be achieved. As a result, no compensation expense was recognized since the initial date of grant on December 3, 2010 through March 31, 2011. Assuming the minimum drilling success rate as set forth in the RSU award agreement is achieved, compensation relating to RSUs could total up to $5.0 million.

        There were no restricted stock unit awards to non-employee directors during the three months ended March 31, 2011. For the period November 10, 2005 (inception) through March 31, 2011, the Company granted a total of 53,121 restricted stock units to non-employee directors.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Equity Based Compensation (Continued)

        The table below summarizes the equity-based compensation costs, net of forfeitures, recognized for the three months ended March 31, 2011 and 2010, and for the period November 10, 2005 (inception) through March 31, 2011:

	Three Months Ended March 31,		For the Period November 10, 2005 (Inception) through March 31, 2011
	2011	2010
	($ in thousands)
Restricted stock:
Employees	$3,130	$4,522	$23,488
Non-employee directors	143	101	650
Stock options:
Employees	613	—	714
Restricted stock units (performance-based)	—	—	—
Deferred stock compensation(1)	—	—	1,828

	$3,886	$4,623	$26,680

(1)
In December 2008, the Company adopted a deferred compensation plan and provided certain executive officers the opportunity to defer under the Plan all or a portion of their salary and/or annual bonus for 2009. Amounts deferred under the Plan generally are deemed to be invested in a money market account prior to the IPO and shares of the Company's common stock following the IPO. Subject to accelerated payment under specified circumstances, the deferred amounts will be distributed to these executive officers in January 2012 in the form of shares of the Company's common stock. As of March 31, 2011, there were 121,637 shares under the Plan to be distributed to these executive officers.

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

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

15. Supplemental Cash Flow Information

        The following reflects the Company's supplemental cash flow information:

	Three Months Ended March 31,		For the Period November 10, 2005 (Inception) through March 31, 2011
	2011	2010
	($ in Thousands)
Noncash additions to property, plant, and equipment relating to current liabilities and accounts payable	—	$25,100	$1,765

16. Subsequent Events

        On April 15, 2011, the Company completed a registered underwritten public offering of 35,650,000 shares of its common stock at a public offering price of $14.00 per share, resulting in net proceeds to the Company of approximately $478.4 million. The following table sets forth the Company's consolidated financial statements as of and for the three months ended March 31, 2011 on an actual basis and on a pro forma basis to give effect to (i) the proceeds from the above common stock offering, which resulted in a $478.4 million increase in current assets and a corresponding increase in equity, and (ii) on a pro forma basis to give effect to the earnings per share and weighted average common shares outstanding from the issuance of 35,650,000 shares of the Company's common stock.

	March 31, 2011
	Actual	Pro Forma
	($ in thousands)
Consolidated Balance Sheet:
Total current assets	$856,371	$1,334,721
Total assets	1,730,493	2,208,843
Total current liabilities	20,781	20,781
Total stockholders' equity	1,706,862	2,185,212
Total liabilities and stockholders' equity	1,730,493	2,208,843

	Three Months Ended March 31, 2011
	Actual	Pro Forma
	($ in thousands except per share data)
Consolidated Statement of Operations:
Net income (loss) before income tax	$(16,058)	$(16,058)
Income tax	—	—

Net income (loss)	$(16,058)	$(16,058)

Basic and diluted income (loss) per share	$(0.05)	$(0.04)

Basis and diluted weighted average common shares outstanding	350,848,559	386,498,559

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, those set forth in "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" and the other matters set forth in this Quarterly Report on Form 10-Q. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

        We are an independent, oil-focused exploration and production company with a world-class below salt prospect inventory in the deepwater of the U.S. Gulf of Mexico and offshore Angola and Gabon in West Africa. Primarily through our highly targeted leasing strategy, we have established a current portfolio of 132 identified, well defined prospects, comprised of 47 prospects located in the deepwater U.S. Gulf of Mexico and 85 prospects located in Blocks 9 and 21 offshore Angola and the Diaba Block offshore Gabon.

First Quarter 2011 Operational Highlights

  •
  On January 24, 2011, we announced that we had been conditionally awarded a 40% working interest and indicated as operator of Block 20 offshore Angola, on which we have identified 37 prospects.

  •
  On February 4, 2011, we accepted the Ensco 8503 drilling rig and on February 9, 2011 it departed the U.S. Gulf of Mexico for French Guiana on an approximate five month direct sublet from its owner, Ensco Offshore Company to a subsidiary of Tullow Oil plc. At the end of this sublet, we have no reason to believe that we will not have all applicable permits to resume our drilling operations in the U.S. Gulf of Mexico. However, the exact timing of the resumption of our operations depends on when such permits will be granted by the Bureau of Ocean Energy, Management, Regulation and Enforcement ("BOEMRE"), notably the BOEMRE's approval of the drilling permit (APD) for our North Platte #1 exploratory well, among other things. We will only be obligated to pay certain amortized costs associated with certain rig upgrades during the term of the sublet.

  •
  On February 24, 2011, we announced that we had received a letter from the BOEMRE, notifying us of the BOEMRE's approval of the Exploration Plan (EP) for our North Platte #1 exploratory well.

  •
  We completed the acquisition of 2,487 square kilometers of 3D seismic data on Block 9 offshore Angola. In connection with this acquisition, the face value of our letter of credit securing our work obligations on Block 9 offshore Angola was reduced by approximately $9.4 million to approximately $45.3 million, resulting in actual cash proceeds to us of approximately $10.2 million due to the return of cash collateral and distribution of investment income.

  •
  We received approval from Sociedade Nacional de Combustíveis de Angola—Empresa Pública ("Sonangol"), the national oil company of Angola, to spud the Bicuar #1 exploratory well and the Camiea #1 exploratory well. We expect to commence our initial two well pre-salt exploration program on Block 21 offshore Angola, which consists of these two exploratory wells, during the second quarter of 2011, depending on when the Ocean Confidence drilling rig, which we have under contract, is returned to us from an Angolan affiliate of Total S.A. to whom we have assigned the Ocean Confidence drilling rig to drill one well.

First Quarter 2011 Financial Highlights

  •
  We recorded a net loss of approximately $16.1 million, a 46% decrease from the first quarter of 2010.

  •
  Total operating expenses were approximately $16.8 million, a 44% decrease from the first quarter of 2010.

  •
  Cash expenditures, excluding changes in working capital, were approximately $11 million.

  •
  On April 15, 2011, we completed a registered underwritten offering of 35,650,000 shares of our common stock at a public offering price of $14.00 per share, resulting in net proceeds to us of approximately $478.4 million. Including the net proceeds from this offering, our existing cash and investments on hand and restricted cash as of March 31, 2011, we have approximately $1.7 billion of liquidity.

Results of Operations

        The following tables set forth selected financial data for the periods indicated:

	Three Months Ended March 31,
	2011	2010	Increase (Decrease)%
	($ in thousands)
Oil and gas revenue	$—	$—	$—	—
Operating costs and expenses:
Seismic and exploration	2,440	(8,317)	10,757	129.34%
Dry hole expense and impairment	2,514	25,852	(23,338)	(90.28)%
General and administrative	11,618	12,112	(494)	(4.08)%
Depreciation and amortization	183	182	1	0.55%

Total operating costs and expenses	16,755	29,829	(13,074)	(43.83)%

Operating income (loss)	(16,755)	(29,829)	(13,074)	(43.83)%
Other income (expense):
Interest income (expense), net	697	97	600	618.56%

Total other income (expense)	697	97	600	618.56%

Net income (loss) before income tax	(16,058)	(29,732)	(13,674)	(45.99)%
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(16,058)	$(29,732)	$(13,674)	(45.99)%

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the three months ended March 31, 2011 and 2010, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the three months ended March 31, 2011 and 2010:

        Seismic and exploration.    Seismic and exploration costs increased by $10.8 million during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. The increase was primarily due to the $15.1 million reimbursement of past seismic costs from partners during the three months ended March 31, 2010 resulting in a negative balance of $8.3 million in seismic and exploration costs. For the three months ended March 31, 2011, seismic costs decreased by $4.6 million and leasehold delay rentals decreased by $0.3 million, which were offset by an increase of $0.6 million in drilling rig acceptance expense. The seismic and exploration costs incurred for the three months ended March 31, 2011 consisted of (i) $0.8 million incurred for seismic data acquisition and processing for the U.S. Gulf of Mexico and offshore West Africa, (ii) $1.0 million for leasehold delay rentals and (iii) $0.6 million relating to costs incurred to ensure that the Ensco 8503 drilling rig meets the regulatory requirements for drilling in the U.S. Gulf of Mexico.

        Dry hole expense and impairment.    Dry hole expense and impairment decreased by $23.3 million during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010 due primarily to no additional dry holes being drilled. For the three months ended March 31, 2011, we recorded an allowance of $2.5 million against future impairment on the carrying value of our unproved leasehold properties that are individually less than $1 million.

        General and administrative.    General and administrative costs decreased by $0.5 million during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The decrease in general and administrative costs during this period was primarily attributed to a $0.3 million increase in insurance-related expense, a $1.7 million increase in office related expenses primarily related to start-up of operations in Angola, a decrease of $4.2 million for social obligation payments required by our Risk Services Agreements, executed on February 24, 2010, in Angola, which were offset by an decrease of $1.7 million for reimbursement of our general and administrative costs from our partners in the U.S. Gulf of Mexico and West Africa.

        Depreciation and amortization.    Depreciation and amortization did not change significantly from the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

        Other income.    Other income increased by $0.6 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The increase of $0.6 million was primarily due to interest recognized on investment securities.

        Income tax expense/benefit.    No income tax benefit has been reflected since a full valuation allowance has been established against the deferred tax asset that would have been generated as a result of the operating results.

Liquidity and Capital Resources

        We are a development stage enterprise and will continue to be so until commencement of substantial production from our oil properties. We do not know when we will be able to resume any drilling operations in the U.S. Gulf of Mexico and, therefore, we do not know when we will be able to commence production in the U.S. Gulf of Mexico. In addition, given that our initial source of production could be from our two previously announced discoveries and that those discoveries are operated by an entity that is involved in the Deepwater Horizon incident, development plans and production from these discoveries may be further delayed. Prior to the Deepwater Horizon incident, our expected time from discovery to first production was four to five years in the U.S. Gulf of Mexico. We do not know how this timeline will change as a result of new and forthcoming regulations. Offshore Angola, we expect production within five years of a commercial discovery, which will depend upon successful exploration and appraisal drilling results, additional capital funding, access to suitable infrastructure and rig availability. Until substantial production is achieved, our primary sources of liquidity are expected to be cash on hand, amounts paid pursuant to the terms of our Total alliance and funds from future equity and debt financings, asset sales and farm-out arrangements.

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

        We expect our full year 2011 cash expenditures, excluding changes in working capital and including expenditures associated with Block 20 offshore Angola, to be between $325 million and $400 million, approximately $11 million of which was spent in the first quarter. The range of 2011 expenditures is primarily dependent on when we recommence U.S. Gulf of Mexico drilling operations as well as potential testing and appraisal expenditures associated with any discoveries offshore Angola. We expect to incur cash expenditures during fiscal years 2011 through 2013 of approximately $1.3 billion to $1.4 billion. Key components of these cash expenditures are expected to be (i) approximately $300 to $350 million for our West Africa drilling program; (ii) approximately $450 to $500 million for our U.S. Gulf of Mexico drilling program (net of cash expenditures to be made from the TOTAL drilling fund); and (iii) assuming we execute the Production Sharing Agreement governing our interests in Block 20 offshore Angola, approximately $350 to $400 million for certain social bonus payments and to establish our work program guarantees, such guarantees to be reduced over the initial five year exploration period under the Production Sharing Agreement as work program obligations are met.

        We expect that our existing cash on hand, including the proceeds from our recent public offering of common stock which closed on April 15, 2011, will be sufficient to fund our planned exploration and appraisal drilling program, including any expenditures relating to Block 20 offshore Angola, through the end of 2013. However, we may require additional funds earlier than we currently expect in order to execute our strategy as planned. We may seek additional funding through asset sales, farm-out arrangements and equity and debt financings. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our existing stockholders. For example, if we raise additional funds by issuing additional equity securities, further dilution to our existing stockholders will result. If we are unable to obtain funding on a timely basis or on acceptable terms, we may be required to significantly curtail one or more of our exploration and appraisal drilling programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our prospects which we would otherwise develop on our own, or with a majority working interest.

Cash Flows

	Three Months Ended March 31.
	2011	2010
	($ in thousands)
Net cash provided by (used in):
Operating Activities	$(22,197)	$(59,568)
Investing Activities	(95,323)	(153,008)
Financing Activities	—	101,256

        Operating activities.    Net cash used in operating activities for the three months ended March 31, 2011 was $22.2 million compared with net cash used in operating activities of $59.6 million for the three months ended March 31, 2010. The decrease was attributed primarily to no exploratory activities from April 2010 through March 2011.

        Investing activities.    Net cash used in investing activities for the three months ended March 31, 2011 was $95.3 million compared with net cash used in investing activities of $153.0 million for the three months ended March 31, 2010. The decrease in net cash used in investing activities for the three months ended March 31, 2011 was primarily attributed to the $151.3 million of restricted cash to back letters of credit issued to guarantee our contractual obligations in West Africa during the three months ended March 31, 2010 as compared to $10.8 million of restricted cash placed in an escrow account for the guarantee of the Ocean Confidence drilling contract during the three months ended March 31, 2011. In addition, during the three months ended March 31, 2011, we received total proceeds of $374.9 million from the maturity of certain investment securities and purchased new investment securities totaling approximately $459.0 million.

        Financing activities.    There were no financing activities during the three months ended March 31, 2011. The decrease in net cash provided by financing activities was due to the net proceeds of approximately $101.3 million from the closing of the over-allotment portion of our IPO on January 7, 2010.

Critical Accounting Policies

        Our significant accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements included in our 2010 Annual Report on Form 10-K for the year ended December 31, 2010. Also refer to the Notes to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There have been no material changes in market risk from the information provided under Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" in our 2010 Annual Report on Form 10-K for the year ended December 31, 2010.

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

        There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Dated: May 3, 2011

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