Form 10-Q
period 2011-06-30
Cobalt International Energy, Inc.
filed 2011-07-27
CIK 1471261

Use these links to rapidly review the document

PART I—FINANCIAL INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-34579

Cobalt International Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-0821169 (I.R.S. Employer Identification No.)
Two Post Oak Central
1980 Post Oak Boulevard, Suite 1200
Houston, Texas	77056
(Address of principal executive offices)	(Zip code)

(713) 579-9100
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Number of shares of the registrant's common stock outstanding at June 30, 2011: 392,023,321 shares.

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

        Our estimates and forward-looking statements may be influenced by the following factors, among others:

  •
  our and our partners' ability to obtain permits and licenses and drill in the U.S. Gulf of Mexico and West Africa;

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

        The words "believe," "may," "will," "aim," "estimate," "continue," "anticipate," "intend," "expect," "forecast," "plan" and similar words are intended to identify estimates and forward-looking statements. Estimates and forward-looking statements speak only as of the date they were made, and, except to the extent required by law, we undertake no obligation to update or to review any estimate and/or forward-looking statement because of new information, future events or other factors. Estimates and forward-looking statements involve risks and uncertainties and are not guarantees of future performance. As a result of the risks and uncertainties described above, the estimates and forward-looking statements discussed in this Quarterly Report on Form 10-Q might not occur and our future results and our performance may differ materially from those expressed in these forward-looking statements due to, including, but not limited to, the factors mentioned above. Because of these uncertainties, you should not place undue reliance on these forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

COBALT INTERNATIONAL ENERGY, INC.

Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	6
Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2011 and 2010, and for the period November 10, 2005 (Inception) through June 30, 2011	7
Condensed Consolidated Statements of Changes in Partners' Capital and Stockholders' Equity for the Six Months Ended June 30, 2011 and for the period November 10, 2005 (Inception) through June 30, 2011	8
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010, and for the period November 10, 2005 (Inception) through June 30, 2011	9
Notes to Condensed Consolidated Financial Statements	10

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2011	December 31, 2010
	($ in thousands)
Assets
Current assets:
Cash and cash equivalents	$191,116	$302,720
Joint interest and other receivables	14,657	8,237
Prepaid expenses and other current assets	5,762	9,004
Inventory	40,319	34,738
Short-term restricted cash	10,802	—
Short-term investments	756,339	534,933

Total current assets	1,018,995	889,632
Property, plant, and equipment:
Oil and gas properties, successful efforts method of accounting, net of accumulated depletion of $-0-	463,927	462,500
Other property and equipment, net of accumulated depreciation and amortization of $3,183 and $2,820, respectively	1,394	1,269

Total property, plant, and equipment, net	465,321	463,769

Long-term restricted cash	328,636	338,515
Long-term investments	357,589	40,003
Other assets	16,246	14,524

Total assets	$2,186,787	$1,746,443

Liabilities and Stockholders' Equity
Current liabilities:
Trade and other accounts payable	$5,351	$11,989
Accrued liabilities	9,378	12,570

Total current liabilities	14,729	24,559

Other long-term obligations	2,850	2,850
Stockholders' Equity:
Common stock, $0.01 par value per share; 2,000,000,000 shares authorized, 386,798,241 and 350,733,998 issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	3,868	3,507
Additional paid-in capital	2,712,075	2,226,726
Deficit accumulated during the development stage	(546,735)	(511,199)

Total stockholders' equity	2,169,208	1,719,034

Total liabilities and stockholders' equity	$2,186,787	$1,746,443

See accompanying notes.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

					For the Period November 10, 2005 (Inception) Through June 30, 2011
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	($ in thousands except per share data)
Oil and gas revenue	$—	$—	$—	$—	$—
Operating costs and expenses:
Seismic and exploration	4,813	18,318	7,253	10,002	303,602
Dry hole expense and impairment	2,506	13,889	5,019	39,741	63,935
General and administrative	13,038	9,592	24,656	21,704	183,506
Depreciation and amortization	179	195	363	377	3,183

Total operating costs and expenses	20,536	41,994	37,291	71,824	554,226

Operating income (loss)	(20,536)	(41,994)	(37,291)	(71,824)	(554,226)
Other income (expense):
Interest income (expense), net	1,058	228	1,755	326	7,491

Total other income (expense)	1,058	228	1,755	326	7,491

Net income (loss) before income tax	(19,478)	(41,766)	(35,536)	(71,498)	(546,735)
Income tax expense	—	—	—	—	—

Net income (loss)	$(19,478)	$(41,766)	$(35,536)	$(71,498)	$(546,735)

Basic and diluted income (loss) per share	$(0.05)	$(0.12)	$(0.10)	$(0.21)

Basic and diluted weighted average common shares outstanding	386,731,150	349,228,523	366,127,558	348,678,540

See accompanying notes.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Condensed Consolidated Statements of Changes in Partners' Capital and Stockholders' Equity

(Unaudited)

	General Partner	Class A Limited Partners	Class B Limited Partners	Class C Limited Partners	Common Stock	Additional Paid-in Capital	Accumulated Deficit During Development Stage	Total
	($ in thousands)
Balance, November 10, 2005 (Inception)	$—	$—	$—	$—	$—	$—	$—	$—
Class A limited partners' contributions	—	1,256,738	—	—	—	—	—	1,256,738
Class B & C limited partners' equity compensation	—	—	6,984	734	—	—	—	7,718
Common stock issued upon corporate reorganization	—	(1,256,738)	(6,984)	(734)	2,743	1,261,713	—	—
Equity based compensation	—	—	—	—	—	15,074	—	15,074
Common stock issued at initial public offering, net of offering costs	—	—	—	—	630	806,629	—	807,259
Common stock issued at private placement	—	—	—	—	32	42,156	—	42,188
Common stock issued at the closing of the over-allotment portion of initial public offering, net of offering costs	—	—	—	—	80	101,176	—	101,256
Common stock issued for vested restricted stock	—	—	—	—	22	(22)	—	—
Net income (loss)	—	—	—	—	—	—	(511,199)	(511,199)

Balance, December 31, 2010	—	—	—	—	3,507	2,226,726	(511,199)	1,719,034
Common stock issued at public offering, net of costs	—	—	—	—	357	477,846	—	478,203
Common stock issued for vested restricted stock	—	—	—	—	4	(4)	—	—
Equity based compensation	—	—	—	—	—	7,507	—	7,507
Net income (loss)	—	—	—	—	—	—	(35,536)	(35,536)

Balance, June 30, 2011	$—	$—	$—	$—	$3,868	$2,712,075	$(546,735)	$2,169,208

See accompanying notes.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

			For the Period November 10, 2005 (Inception) Through June 30, 2011
	Six Months Ended June 30,
	2011	2010
	($ in thousands)
Cash flows provided from operating activities
Net income (loss)	$(35,536)	$(71,498)	$(546,735)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	363	377	3,183
Dry hole expense and impairment of unproved properties	5,019	39,741	63,935
Equity based compensation	7,507	6,821	30,300
Amortization of premium (accretion of discount) on investment securities	4,276	—	5,876
Other	—	—	558
Changes in operating assets and liabilities:
Joint interest and other receivables	(6,420)	25,609	(14,657)
Inventory	(5,581)	(13,814)	(40,319)
Prepaid expense and other assets	1,522	(2,318)	(19,158)
Trade and other accounts payable	(6,638)	(29,945)	5,351
Accrued liabilities and other	(3,516)	(16,050)	7,461

Net cash provided by (used in) operating activities	(39,004)	(61,077)	(504,205)

Cash flows from investing activities
Capital expenditures for oil and gas properties	—	(1,272)	(704,107)
Capital expenditures for other property and equipment	(489)	(646)	(4,577)
Exploratory wells drilling in process	(6,237)	(22,549)	(160,954)
Proceeds from sale of oil and gas properties	—	—	339,001
Change in restricted cash	(609)	(151,590)	(338,683)
Proceeds from maturity of investment securities	726,799	—	911,784
Purchase of investment securities	(1,270,381)	—	(2,032,342)

Net cash provided by (used in) investing activities	(550,917)	(176,057)	(1,989,878)

Cash flows from financing activities
Capital contributions prior to IPO—Class A limited partners	—	—	1,256,180
Proceeds from initial public offering, net of costs	—	101,256	950,702
Proceeds from public offering, net of costs	478,317	—	478,317

Net cash provided by (used in) financing activities	478,317	101,256	2,685,199

Net increase (decrease) in cash and cash equivalents	(111,604)	(135,878)	191,116
Cash and cash equivalents, beginning of period	302,720	1,093,100	—

Cash and cash equivalents, end of period	$191,116	$957,222	$191,116

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

        On December 21, 2009 the Company closed its IPO with the issuance of 63,000,000 shares of common stock from the public offering and 3,125,000 of shares issued in a private placement at a price of $13.50 per share. On January 7, 2010, the Company closed the sale of an additional 7,978,000 shares of its common stock at the public offering price of $13.50 per share pursuant to the exercise of the over-allotment option by the underwriters of the IPO. On April 15, 2011, the Company completed a registered underwritten public offering of 35,650,000 shares of its common stock at a public offering price of $14.00 per share, resulting in net proceeds to the Company of $478.2 million. The proceeds from these offerings of common stock have been and will be used to fund the Company's drilling and exploration program.

Operations

        The Company is an independent, oil-focused exploration and production company with a current focus in the deepwater U.S. Gulf of Mexico and offshore Angola and Gabon in West Africa. The terms "Company," "Cobalt," "we," "us," "our," "ours," and similar terms refer to Cobalt International Energy, Inc. unless the context indicates otherwise.

        Although all of the Company's drilling activities in the U.S. Gulf of Mexico were suspended and continue to be delayed as a result of the Deepwater Horizon incident, the Company believes it will be able to resume its operations promptly upon the return of its contracted Ensco 8503 drilling rig to the U.S. Gulf of Mexico. A prolonged suspension of or delay in the Company's drilling operations would adversely affect its business, financial position or future results of operations. On July 19, 2011, the Company spud the surface hole of its Bicuar #1 exploratory well and thereby commenced its initial two well pre-salt exploratory drilling program on Block 21 offshore Angola.

        As of June 30, 2011, the Company had no proved oil and gas reserves.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the financial statements of Cobalt International Energy, Inc. and all of its wholly owned subsidiaries. All significant intercompany transactions and amounts have been eliminated. Because the Company is a development stage enterprise, it has presented its financial statements in accordance with FASB Accounting Standards Codification (ASC) No. 915 "Development Stage Entities."

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and the appropriate rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be presented for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

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

Income (Loss) Per Share

        Basic income (loss) per share was calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the periods presented. The calculation of diluted income (loss) per share should include the potential dilutive impact of nonvested restricted shares outstanding during the year, unless their effect is anti-dilutive. For the three and six months ended June 30, 2011, 6,609,478 shares of non-vested restricted stock, stock options and performance-based awards were excluded from the diluted income (loss) per share because they are anti-dilutive. For the three and six months ended June 30, 2010, 6,550,106 shares of non-vested restricted stock were excluded from the diluted income (loss) per share because they are anti-dilutive.

Fair Value of Financial Instruments

        The Company's financial instruments include cash and cash equivalents, joint interest and other receivables, investments and restricted cash. The fair value of these instruments approximates carrying

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

values due to their short-term duration. None of the Company's investments have maturities beyond two years. See Note 4—Restricted Cash and Note 5—Investments, for a discussion of the carrying value and fair value of the Company's investments in held-to-maturity securities.

Investments

        In 2010, the Company adopted a policy on accounting for its investments, which consist entirely of debt securities, based on the guidance of Accounting Standards Codification No. 320, Accounting for Certain Investments in Debt and Equity Securities. The Company considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year are classified as long-term investments. The debt securities are carried at amortized costs and classified as held-to-maturity securities as the Company has the positive intent and ability to hold them until they mature. The net carrying value of held-to-maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity over the life of the securities. Held-to-maturity securities are stated at amortized cost, which approximates fair market value as of June 30, 2011. Income related to these securities is reported as a component of interest income in the Company's consolidated statement of operations.

        Investments are considered to be impaired when a decline in fair value is determined to be other-than-temporary. The Company conducts a regular assessment of its debt securities with unrealized losses to determine whether securities have other-than-temporary impairment ("OTTI"). This assessment considers, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, market conditions and whether the Company intends to sell or whether it is more likely than not that the Company will be required to sell the debt securities. For the three and six months ended June 30, 2011, the Company has no OTTI in its debt securities.

3. Cash and Cash Equivalents

        Cash and cash equivalents consisted of the following:

	June 30, 2011	December 31, 2010
	(in thousands)
Cash at banks	$13,049	$10,327
Money market funds	78,001	59,792
Held-to-maturity securities(1)	100,066	232,601

	$119,116	$302,720

(1)
These securities mature within 90 days from the date of purchase.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Restricted Cash

        Restricted cash consisted of the following:

	June 30, 2011	December 31, 2010
	(in thousands)
Short-term:
Ocean Confidence escrow account(1)	$10,802	$—

	$10,802	$—

Long-term:
Ensco 8503 escrow account(2)	$186,293	$186,184
Collateral on letters of credit for Angola(3)	141,627	151,615
Other vendor restricted cash	716	716

	$328,636	$338,515

(1)
The $10.8 million was held in an escrow account established in January 2011 as a guarantee of performance to Z North Sea Ltd, a subsidiary of Diamond Offshore Drilling, Inc. for the Ocean Confidence drilling rig contract. During the three and six months ended June 30, 2011, this escrow fund was invested in a money market deposit account.

(2)
$186.0 million was held in an escrow account established in December 2009 as a guarantee of performance to Ensco Offshore Company for the Ensco 8503 drilling rig contract. This escrow fund was invested in U.S. Treasury bills, purchased at a discount, resulting in net carrying value of $180.0 million and in a money market fund with a carrying value of $6.3 million as of June 30, 2011. The contractual maturities of the U.S. Treasury bills are within six months.

(3)
$151.3 million was held in a collateral account established in March 2010 as collateral for letters of credit issued in support of the Company's contractually agreed work program obligations on Blocks 21 and 9 offshore Angola. During the three months ended June 30, 2011, the collateral was reduced by approximately $10.0 million following the completion of the seismic phase of the work program obligations for Block 9 offshore Angola. As of June 30, 2011, the remaining funds in this collateral account were invested in U.S. Treasury bills, purchased at a discount, resulting in a net carrying value of $141.6 million. The contractual maturities of these U.S. Treasury bills are within one year.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Investments

        The Company's investments in held-to-maturity securities, which are stated at amortized cost, were as follows at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(in thousands)
U.S. Treasury securities	$596,961	$604,035
Corporate securities	437,909	180,191
Commercial paper	338,969	282,039
U.S. government agency securities	99,350	60,003
Municipal bonds	37,417	19,068
Certificates of deposit	25,000	—

Total	$1,535,606	$1,145,336

        The Company's condensed consolidated balance sheets included the following held-to-maturity securities:

	June 30, 2011	December 31, 2010
	(in thousands)
Cash and cash equivalents	$100,066	$232,601
Short-term investments	756,339	534,933
Restricted cash	321,612	337,799
Long-term investments	357,589	40,003

	$1,535,606	$1,145,336

        The contractual maturities of these held-to-maturity securities as of June 30, 2011 were as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Within 1 year	$1,178,017	$1,178,017
1 year through 5 years	357,589	357,589

	$1,535,606	$1,535,606

6. Joint Interest and Other Receivables

        Joint interest and other receivables result primarily from billing shared costs under the respective operating agreements to the Company's partners and accrued interest on investment securities. As of

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Joint Interest and Other Receivables (Continued)

June 30, 2011 and December 31, 2010, the balance in joint interest and other receivables consisted of the following:

	June 30, 2011	December 31, 2010
	(in thousands)
Partners in the U.S. Gulf of Mexico	$2,966	$4,368
Partners in West Africa	3,001	—
Accrued interest on investment securities	6,578	3,865
Vendor's receivable relating to Ensco 8503 drilling rig	1,599	—
Other	513	4

	$14,657	$8,237

7. Inventory

        Inventories consist of various tubular and wellhead products that are used in the Company's drilling programs. The products are stated at the lower of cost or market. Cost is determined on weighted average method and consists of purchase price and other directly attributable costs.

8. Property, Plant, and Equipment

        Property, plant, and equipment is stated at cost less accumulated depreciation/amortization and consisted of the following:

	Estimated Useful Life (Years)	June 30, 2011	December 31, 2010
		($ in Thousands)
Unproved oil and gas properties		$350,599	$355,619
Exploratory wells in process		113,328	106,881
Computer equipment and software	3	2,616	2,300
Office equipment and furniture	3	1,082	1,047
Vehicles	3	98	76
Leasehold improvements	3	781	666

		468,504	466,589
Less: accumulated depreciation and amortization		(3,183)	(2,820)

Property, plant, and equipment, net		$465,321	$463,769

        The Company recorded $0.2 million, $0.2 million, $0.4 million, $0.4 million and $3.2 million of depreciation and amortization expense for the three and six months ended June 30, 2011 and 2010 and for the period November 10, 2005 (inception) through June 30, 2011, respectively.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Property, Plant, and Equipment (Continued)

        Acquisition costs of unproved leasehold properties are assessed for impairment during the holding period and transferred to proved oil and gas properties to the extent associated with successful exploration activities or when impairment is indicated. Significant unproved leases are assessed individually for impairment based on the Company's current exploration plans and an allowance is provided if impairment is indicated. Unproved leasehold costs for properties that are individually less than $1.0 million in carrying value are amortized on a group basis over the average term of the leases, at rates that provide for full amortization of leases upon lease expiration. These leases have expiration dates ranging from 2011 through 2020. As of June 30, 2011, the balance for unproved leaseholds that were individually less than $1.0 million before impairment provision was $65.1 million. For the three and six months ended June 30, 2011 and 2010, and for the period November 10, 2005 (inception) through June 30, 2011, the Company recorded $2.5 million, $2.3 million, $5.0 million, $4.6 million and $14.2 million, respectively, as amortized expense on its unproved leasehold properties.

Capitalized Exploratory Well Costs

        If an exploratory well provides evidence as to the existence of sufficient quantities of hydrocarbons to justify potential completion as a producing well, drilling costs associated with the well are initially capitalized, or suspended, pending a determination as to whether a commercially sufficient quantity of proved reserves can be attributed to the area as a result of drilling. This determination may take longer than one year in certain areas (generally, deepwater and international locations) depending upon, among other things, (i) the volume of hydrocarbons discovered, (ii) the outcome of planned geological and engineering studies, (iii) the need for additional appraisal drilling activities to determine whether the discovery is sufficient to support an economic development plan and (iv) the requirement for government sanctioning in international locations before proceeding with development activities.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Property, Plant, and Equipment (Continued)

        The following table reflects the Company's net changes in and the cumulative costs of capitalized exploratory well costs (excluding any related leasehold costs):

	June 30, 2011	December 31, 2010
	($ in thousands)
Beginning of period	$106,881	$107,226
Addition to capitalized exploratory well cost pending determination of proved reserves:
U.S. Gulf of Mexico:
Shenandoah #1 Exploratory Well	—	176
Heidelberg #1 Exploratory Well	—	8
Heidelberg #2 Appraisal Well	—	10,854
Ligurian #1 Exploratory Well	—	86
Criollo #1 Exploratory Well	—	8,171
Firefox #1 Exploratory Well	—	12,463
Other pre-spud costs	—	2,839
Helix subsea containment pre-spud costs	984	—
West Africa:
Bicuar #1 Exploratory Well pre-spud costs	3,457	—
Cameia #1 Exploratory Well pre-spud costs	2,006	—
Reclassifications to wells, facilities, and equipment based on determination of proved reserves	—	—
Amounts charged to expense	—	(34,942)

End of period	$113,328	$106,881

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Property, Plant, and Equipment (Continued)

	Spud Year	As of June 30, 2011	As of December 31, 2010
		($ in thousands)
Cumulative costs:
Shenandoah #1 Exploratory Well	2008	$69,521	$69,521
Heidelberg #1 Exploratory Well	2008	20,240	20,240
Heidelberg #2 Appraisal Well	2010	—	—
Ligurian #1 Exploratory Well	2009	8,100	8,100
Criollo #1 Exploratory Well	2009	9,020	9,020
Firefox #1 Exploratory Well	2010	—	—
Helix subsea containment pre-spud costs		984	—
Bicuar #1 Exploratory Well	2011	3,457	—
Cameia #1 Exploratory Well	2011	2,006	—

		$113,328	$106,881

Exploratory Well costs capitalized for a period greater than one year after completion of drilling at June 30, 2011 (included in table above)		$106,881	$106,881

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

        As of June 30, 2011, no exploratory wells have been drilled by the Company in offshore Angola or Gabon.

9. Other Assets

        As of June 30, 2011, costs associated with the mobilization and equipment upgrades of the Ensco 8503 drilling rig were deferred in other assets. The Company will amortize these costs to respective exploratory wells as and when the rig is used for drilling activities over the term of the drilling contract. These costs will be expensed or capitalized to oil and gas properties as exploratory drilling costs, depending on the drilling results. As of June 30, 2011 and December 31, 2010, the accumulated costs associated with the Ensco 8503 drilling rig in other assets were $16.2 million and $14.5 million, respectively.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. Other Long-Term Obligations

        The Company is required to make $4.2 million of social obligation payments to Sonangol based on the terms of its Risk Services Agreements for Blocks 9 and 21 offshore Angola. As of June 30, 2011, $2.9 million relates to the long-term portion of these social obligation payments to be paid over a five year period.

11. Stockholders' Equity

        On January 7, 2010, the Company closed the sale of an additional 7,978,000 shares of its common stock at the public offering price of $13.50 per share pursuant to the exercise over-allotment option by the underwriters of the IPO.

        On April 15, 2011, the Company issued 35,650,000 shares of its common stock at a public offering price of $14.00 per share.

12. Seismic and Exploration Expenses

        Seismic and exploration expenses consisted of the following:

					For the Period November 10, 2005 (Inception) through June 30, 2011
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	($ in Thousands)
Seismic data costs	$2,935	$6,798	$3,691	$12,245	$290,304
Seismic cost recovery(1)	—	—	—	(15,126)	(25,126)
Leasehold delay rentals	1,815	1,500	2,850	2,863	23,294
Force Majeure and other expense(2)	63	10,020	712	10,020	15,130

	$4,813	$18,318	$7,253	$10,002	$303,602

(1)
These amounts represent reimbursement from joint interest partners of past seismic costs incurred by the Company.

(2)
These amounts represent expenditures resulting from suspension of drilling activities in the U.S. Gulf of Mexico as a result of the explosion and sinking of the Deepwater Horizon drilling rig in the U.S. Gulf of Mexico, the resulting oil spill and the regulatory response thereto and other exploratory expenses.

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

using the asset-or-nothing option pricing model. Restricted stock awards without market conditions and the performance-based awards are valued using the market price of the Company's common stock on the grant date. The Company records compensation cost, net of estimated forfeitures, for stock-based compensation awards over the requisite service period except for performance- based awards. For performance-based awards, compensation cost is recognized over the requisite service period as and when the Company determines that the achievement of the performance condition is probable, using the per-share fair value measured at grant date.

        The following table summarizes grant, vesting and forfeiture information about the Company's restricted stock, stock options and restricted stock units for the Company's employees from December 31, 2010 to June 30, 2011:

	Number of shares relating to Restricted Stock	Weighted Average Grant Date Fair Value Per Share	Number of shares relating to Stock Options	Weighted Average Grant Date Fair Value Per Option	Number of shares relating Restricted Stock Units		Weighted Average Grant Date Fair Value Per Unit
Non-vested at December 31, 2010	5,570,895	$9.77	1,133,960	$6.78		198,838	$12.45
Granted	53,260	$13.53	—	—		—	—
Vested	(399,075)	$0.31	—	—		—	—
Forfeited or expired	—	—	—	—		—	—

Non-vested at June 30, 2011	5,225,080	$10.53	1,133,960	$6.78		198,838	$12.45

Weighted-average period remaining	2.9 years		3.5 years			3.5 years

Unrecognized compensation, net of estimated forfeitures ($ in thousands)	$33,693		$6,290		$	**

**
Each Restricted Stock Unit ("RSU") will vest within a range of 0% to 200%, or between zero and two shares of common stock, on the applicable vesting dates and contingent upon the recipient's continued service at such vesting dates and based upon the achievement of successful drilling results as defined in the RSU award agreement. The fair value of each RSU is determined by the closing price of the Company's common stock at the date of grant, which was $12.45 per share. Compensation cost will be recognized as and when the performance conditions are satisfied. Until such time the Company resumes its drilling activities in the U.S. Gulf of Mexico and/or commences its drilling activities offshore Angola, the Company will be unable to determine whether the minimum drilling success rate as set forth in the RSU award agreement will be achieved. As a result, no compensation expense was recognized since the initial date of grant on December 3, 2010 through June 30, 2011. Assuming the minimum drilling success rate as set forth in the RSU award agreement is achieved, compensation relating to RSUs could total up to $5.0 million.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Equity Based Compensation (Continued)

        A total of 53,121 restricted stock units were granted to non-employee directors on June 1, 2010. These restricted stock units fully vested on June 1, 2011. On June 1, 2011, the Company granted an additional 51,620 restricted stock units to non-employee directors which will fully vest on June 1, 2012. During the three and six months ended June 30, 2011, the Company also granted 4,055 and 9,218 shares of common stock, respectively, as retainer awards to non-employee directors who elected to be compensated by stock in lieu of cash payments.

        The table below summarizes the equity-based compensation costs, net of forfeitures, recognized for the three and six months ended June 30, 2011 and 2010, and for the period November 10, 2005 (inception) through June 30, 2011:

					For the Period November 10, 2005 (Inception) through June 30, 2011
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	($ in thousands)
Restricted stock:
Employees	$3,138	$2,092	$6,268	$6,614	$26,623
Non-employee directors	176	105	319	207	827
Stock options:
Employees	307	—	920	—	1,022
Restricted stock units (performance-based)	—	—	—	—	—
Deferred stock compensation(1)	—	—	—	—	1,828

	$3,621	$2,197	$7,507	$6,821	$30,300

(1)
In December 2008, the Company adopted a deferred compensation plan and provided certain executive officers the opportunity to defer under the Plan all or a portion of their salary and/or annual bonus for 2009. Amounts deferred under the Plan generally are deemed to be invested in a money market account prior to the IPO and shares of the Company's common stock following the IPO. Subject to accelerated payment under specified circumstances, the deferred amounts will be distributed to these executive officers in January 2012 in the form of shares of the Company's common stock. As of June 30, 2011, there were 121,637 shares under the Plan to be distributed to these executive officers.

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

Overview

        We are an independent, oil-focused exploration and production company with a world-class below salt prospect inventory in the deepwater of the U.S. Gulf of Mexico and offshore Angola and Gabon in West Africa. Primarily through our highly targeted leasing strategy, we have established a current portfolio of 132 identified prospects, comprised of 47 prospects located in the deepwater U.S. Gulf of Mexico and 85 prospects located in Blocks 9 and 21 offshore Angola and the Diaba Block offshore Gabon.

Second Quarter 2011 Operational Highlights

  West Africa Drilling Program

  •
  On May 3, 2011, we announced that Sociedade Nacional de Combustíveis de Angola- Empresa Pública ("Sonangol") had approved our drilling plans for our two initial pre-salt exploratory wells, Bicuar #1 and Cameia #1, on Block 21 offshore Angola.

  •
  On July 14, 2011, an Angolan affiliate of Total, S.A. delivered and released the Ocean Confidence drilling rig to us. On July 19, 2011, we commenced our initial two well pre-salt exploratory drilling program on Block 21 offshore Angola by spudding the surface hole of the Bicuar #1 exploratory well. On July 20, 2011, after setting the 36" conductor casing and drilling approximately 210 meters of surface hole, we encountered an over pressured water sand resulting in a water flow with limited quantities of natural gas. No safety or environmental issues resulted from the incident. We are focused now on our abandonment procedures for the Bicuar #1 exploratory well surface location. Given the unique nature of encountering pressured water sands in Angolan waters, we have agreed with Sonangol that we will take our learnings from this incident and reexamine our shallow hazard analysis of proposed Cameia and Bicuar drilling locations before moving the drilling rig to Cameia or a different surface location on Bicuar. We are the operator of Bicuar #1 and Cameia #1 and hold a 40% working interest in each prospect.

  •
  We are awaiting notification from Sonangol as to the date of the formal signing ceremony and execution of the production sharing contract for our 40% working interest and operatorship of Block 20 offshore Angola. This may occur as early as the end of the third quarter of 2011.

  U.S. Gulf of Mexico Drilling Program

  •
  We believe we have satisfied all of the remaining requirements of the Bureau of Ocean Energy Management, Regulation and Enforcement ("BOEMRE") related to our North Platte #1 and Ligurian #2 applications for permit to drill ("APD's"), except for the submission of the U.S. Coast Guard Certificate of Compliance for the Ensco 8503 drilling rig, which cannot be obtained until the rig returns to the U.S. Gulf of Mexico. We do not anticipate any issues related to obtaining this routine U.S. Coast Guard certification and we expect that after its submission the

    BOEMRE will promptly issue the APD's for both our North Platte #1 and Ligurian #2 exploratory wells.

  •
  We expect that the Ensco 8503 drilling rig will be returned to us in the U.S. Gulf of Mexico late in the third quarter of 2011. Upon its return, the submission of the U.S. Coast Guard Certificate of Compliance, and the issuance of our APD's for our North Platte #1 and Ligurian #2 exploratory wells, we plan to drill the Ligurian #2 exploratory well. After drilling the Ligurian #2 exploratory well, we plan to move the rig to the North Platte #1 well location to drill that prospect. We anticipate that each of the Ligurian #2 and North Platte #1 exploratory wells will take approximately six months to drill. We are the operator of Ligurian #2 and North Platte #1 and own a 45% working interest and 60% working interest, respectively, in these prospects.

Second Quarter 2011 Financial Highlights

  •
  We recorded a net loss of approximately $19.5 million, a 53.4% decrease from the second quarter of 2010.

  •
  Total operating expenses were approximately $20.5 million, a 51.1% decrease from the second quarter of 2010.

  •
  Cash expenditures, excluding changes in working capital, were approximately $22 million.

  •
  On April 15, 2011, we completed a registered underwritten offering of 35,650,000 shares of our common stock at a public offering price of $14.00 per share, resulting in net proceeds to us of approximately $478.2 million. Including the net proceeds from this offering, our existing cash and investments on hand and restricted cash, as of June 30, 2011 we have approximately $1.64 billion of liquidity.

Results of Operations

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

        The following tables set forth selected financial data for the periods indicated:

	Three Months Ended June 30,
	2011	2010	Increase (Decrease)%
	($ in thousands)
Oil and gas revenue	$—	$—	$—	—
Operating costs and expenses:
Seismic and exploration	4,813	18,318	(13,505)	(73.73)%
Dry hole expense and impairment	2,506	13,889	(11,383)	(81.96)%
General and administrative	13,038	9,592	3,446	35.93%
Depreciation and amortization	179	195	(16)	(8.21)%

Total operating costs and expenses	20,536	41,994	(21,458)	(51.10)%

Operating income (loss)	(20,536)	(41,994)	(21,458)	(51.10)%
Other income (expense):
Interest income (expense), net	1,058	228	830	364.04%

Total other income (expense)	1,058	228	830	364.04%

Net income (loss) before income tax	(19,478)	(41,766)	(22,288)	(53.36)%
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(19,478)	$(41,766)	$(22,288)	(53.36)%

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the three months ended June 30, 2011 and 2010, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the three months ended June 30, 2011 and 2010:

        Seismic and exploration.    Seismic and exploration costs decreased by $13.5 million during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. The decrease was primarily due to the net effect of (i) $10.0 million incurred during the three months ended June 30, 2010 for force majeure costs related to suspended drilling activities in the U.S. Gulf of Mexico, and (ii) a decrease of $4.3 million in seismic expenditures which were offset by an increase of $0.8 million in leasehold delay rental and drilling rig related expenditures. The seismic and exploration costs incurred for the three months ended June 30, 2011 consisted of (i) $2.4 million for seismic data acquisition and processing in the U.S. Gulf of Mexico and offshore West Africa, (ii) $1.8 million for leasehold delay rentals and (iii) $0.6 million relating to U.S. Gulf of Mexico rig acceptance costs for the Ensco 8503 drilling rig.

        Dry hole expense and impairment.    Dry hole expense and impairment decreased by $11.4 million during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010 due to no dry hole impairment being incurred during the three months ended June 30, 2011. For the three months ended June 30, 2011, we recorded an allowance of $2.5 million against future impairment on the carrying value of our unproved leasehold properties that are individually less than $1 million.

        General and administrative.    General and administrative costs increased by $3.4 million during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The increase in general and administrative costs during this period was primarily attributed to the net effect of a $3.8 million increase in staff and office expenses related to the establishment of operations in Angola, and a $0.4 million decrease in other office-related expenses.

        Depreciation and amortization.    Depreciation and amortization did not change significantly from the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

        Other income.    Other income increased by $0.8 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The increase of $0.8 million was primarily due to the additional interest recognized as a result of the investment of the net proceeds from our public offering of common stock, which closed on April 15, 2011, in certain investment securities.

        Income tax expense/(benefit).    No income tax benefit has been reflected since a full valuation allowance has been established against the deferred tax asset that would have been generated as a result of the operating results.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

        The following tables set forth selected financial data for the periods indicated:

	Six Months Ended June 30,
	2011	2010	Increase (Decrease)%
	($ in thousands)
Oil and gas revenue	$—	$—	$—	—
Operating costs and expenses:
Seismic and exploration	7,253	10,002	(2,749)	(27.48)%
Dry hole expense and impairment	5,019	39,741	(34,722)	(87.37)%
General and administrative	24,656	21,704	2,952	13.60%
Depreciation and amortization	363	377	(14)	(3.71)%

Total operating costs and expenses	37,291	71,824	(34,533)	(48.08)%

Operating income (loss)	(37,291)	(71,824)	(34,533)	(48.08)%
Other income (expense):
Interest income (expense), net	1,755	326	1,429	438.34%

Total other income (expense)	1,755	326	1,429	438.34%

Net income (loss) before income tax	(35,536)	(71,498)	(35,962)	(50.30)%
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(35,536)	$(71,498)	(35,962)	(50.30)%

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the six months ended June 30, 2011 and 2010, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the six months ended June 30, 2011 and 2010:

        Seismic and exploration.    Seismic and exploration costs decreased by $2.7 million during the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. The decrease was due to $10.0 million incurred during the six months ended June 30, 2010 for force majeure costs related to suspended drilling activities in the U.S. Gulf of Mexico, which were offset by $15.1 million received during the same period for recovery of past seismic costs from our partner in West Africa. During the six months ended June 30, 2011, seismic expenditures decreased by $9.1 million over the same period in 2010, which were offset by an increase of $1.3 million in drilling rig and permitting expenditures. The seismic and exploration costs incurred for the six months ended June 30, 2011 consisted of (i) $3.1 million incurred for seismic data acquisition and processing for the U.S. Gulf of Mexico and offshore West Africa, (ii) $2.9 million for leasehold delay rentals and (iii) $1.3 million relating to U.S. Gulf of Mexico rig acceptance costs for the Ensco 8503 drilling rig.

        Dry hole expense and impairment.    Dry hole expense and impairment decreased by $34.7 million during the six months ended June 30, 2011, as compared to the six months ended June 30, 2010 due to no dry hole impairment being incurred during the six months ended June 30, 2011. For the six months ended June 30, 2011, we recorded an allowance of $5.0 million against future impairment on the carrying value of our unproved leasehold properties that are individually less than $1 million.

        General and administrative.    General and administrative costs increased by $3.0 million during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The increase in general and administrative costs during this period was primarily attributed to the net effect of a $4.8 million increase in staff and office expenses related to the establishment of operations in Angola, an increase of $0.5 million in office-related expenses, which was offset by a decrease of $4.2 million in social obligation payments required by our Risk Service Agreements in Angola and a $1.9 million decrease in reimbursements of our general and administrative costs from our partners in the U.S. Gulf of Mexico and West Africa.

        Depreciation and amortization.    Depreciation and amortization did not change significantly from the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

        Other income.    Other income increased by $1.4 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The increase of $1.4 million was primarily due to the additional interest recognized as a result of the investment of the net proceeds from our public offering of common stock, which closed on April 15, 2011, in certain investment securities.

        Income tax expense/(benefit).    No income tax benefit has been reflected since a full valuation allowance has been established against the deferred tax asset that would have been generated as a result of the operating results.

Liquidity and Capital Resources

        We are a development stage enterprise and will continue to be so until commencement of substantial production from our oil properties. We do not know when we will be able to commence production in the U.S. Gulf of Mexico. Prior to the Deepwater Horizon incident, our expected time from discovery to first production was four to five years in the U.S. Gulf of Mexico. We do not know how this timeline will change as a result of the regulatory environment following the Deepwater Horizon incident. Offshore Angola, we expect production within five years of a commercial discovery, which will depend upon successful exploration and appraisal drilling results, additional capital funding, access to suitable infrastructure and rig and personnel availability. Until substantial production is achieved, our primary sources of liquidity are expected to be cash on hand, amounts paid pursuant to the terms of our Total alliance and funds from future equity and debt financings, asset sales and farm-out arrangements.

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

        We expect our full year 2011 cash expenditures, excluding changes in working capital and including expenditures associated with Block 20 offshore Angola, to be between $325 million and $400 million, approximately $33 million of which was spent in the first half of 2011. The range of 2011 expenditures is primarily dependent on when we recommence U.S. Gulf of Mexico drilling operations and assumes we execute the Production Sharing Agreement for Block 20 offshore Angola in 2011. We expect to incur cash expenditures during fiscal years 2011 through 2013 of approximately $1.3 billion to $1.4 billion. Key components of these cash expenditures are expected to be (i) approximately $300 to $350 million for our West Africa drilling program; (ii) approximately $450 to $500 million for our U.S. Gulf of Mexico drilling program (net of cash expenditures to be made from the TOTAL drilling fund); and (iii) assuming we execute the Production Sharing Agreement governing our interests in Block 20 offshore Angola, approximately $350 to $400 million for certain social bonus payments and to establish our work program guarantees, such guarantees to be reduced over the initial five year exploration period under the Production Sharing Agreement as work program obligations are met.

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

Cash Flows

	Six Months Ended June 30,
	2011	2010
	($ in thousands)
Net cash provided by (used in):
Operating Activities	$(39,004)	$(61,077)
Investing Activities	(550,917)	(176,057)
Financing Activities	478,317	101,256

        Operating activities.    Net cash used in operating activities for the six months ended June 30, 2011 was $39.0 million compared with net cash used in operating activities of $61.1 million for the six months ended June 30, 2010. The decrease was attributed primarily to no exploratory drilling activities occurring from May 2010 through June 2011.

        Investing activities.    Net cash used in investing activities for the six months ended June 30, 2011 was $550.9 million compared with net cash used in investing activities of $176.1 million for the six months ended June 30, 2010. The increase in net cash used in investing activities for the six months ended June 30, 2011 was primarily attributed to the investment of the $478.3 million of net proceeds from our public offering of common stock, which closed on April 15, 2011. During the six months ended June 30, 2011, we received total proceeds of $726.8 million from the maturity of certain investment securities and purchased new investment securities totaling approximately $1,270.4 million.

        Financing activities.    Net cash provided in financing activities during the six months ended June 30, 2011 was $478.3 million as compared to $101.3 million for the six months ended June 30, 2010. The increase in net cash provided by financing activities was due to the net proceeds of $478.3 million from our public offering of common stock, which closed on April 15, 2011.

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

        There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        On April 15, 2011, we issued 35,650,000 shares of our common stock pursuant to our Registration Statement on Form S-3 (File No. 333-171536; effective January 4, 2011) at a public offering price of $14.00 per share, for gross proceeds of $499.1 million. The offering of this issuance commenced on April 5, 2011 and terminated on April 11, 2011, upon the sale of all shares of common stock registered under this offering on a pay-as-you-go basis. The managing underwriters of this offering were Morgan Stanley & Co. Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC and Citigroup Global Markets Inc. We received net proceeds from this offering of $478.2 million, after deducting expenses of $0.9 million and underwriting discounts of $20.0 million. We intend to use the net proceeds from this offering, as well as the remaining net proceeds from our IPO, to fund our capital expenditures and for general corporate purposes. Pending use of these net proceeds, we have invested these net proceeds in interest bearing, investment-grade securities. These use of proceeds do not reflect a material change in the use of proceeds as described in the prospectus for the offering.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    (Removed and Reserved)

Item 5.    Other Information.

        None.

Item 6.    Exhibits

Exhibit Number	Description of Document
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*
Filed herewith.

**
Furnished herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Cobalt International Energy, Inc.
By:	/s/ JOSEPH H. BRYANT
	Name:	Joseph H. Bryant
	Title:	Chairman of the Board of Directors and Chief Executive Officer

Dated: July 27, 2011

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*
Filed herewith.

**
Furnished herewith.