Form 10-Q
period 2011-09-30
Cobalt International Energy, Inc.
filed 2011-11-01
CIK 1471261

Use these links to rapidly review the document

PART I—FINANCIAL INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or
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

         Number of shares of the registrant's common stock outstanding at September 30, 2011: 392,127,787 shares.

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

COBALT INTERNATIONAL ENERGY, INC.

Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	6
Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2011 and 2010, and for the period November 10, 2005 (Inception) through September 30, 2011	7
Condensed Consolidated Statements of Changes in Partners' Capital and Stockholders' Equity for the Nine Months Ended September 30, 2011 and for the period November 10, 2005 (Inception) through September 30, 2011	8
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010, and for the period November 10, 2005 (Inception) through September 30, 2011	9
Notes to Condensed Consolidated Financial Statements	10

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2011	December 31, 2010
	($ in thousands)
Assets
Current assets:
Cash and cash equivalents	$192,640	$302,720
Joint interest and other receivables	28,636	8,237
Prepaid expenses and other current assets	4,761	9,004
Inventory	37,842	34,738
Short-term restricted cash	64,125	—
Short-term investments	767,140	534,933

Total current assets	1,095,144	889,632
Property, plant, and equipment:
Oil and gas properties, successful efforts method of accounting, net of accumulated depletion of $-0-	477,581	462,500
Other property and equipment, net of accumulated depreciation and amortization of $3,369 and $2,820, respectively	1,373	1,269

Total property, plant, and equipment, net	478,954	463,769

Long-term restricted cash	275,186	338,515
Long-term investments	316,736	40,003
Other assets	17,333	14,524

Total assets	2,183,353	$1,746,443

Liabilities and Stockholders' Equity
Current liabilities:
Trade and other accounts payable	33,991	$11,989
Accrued liabilities	20,432	12,570

Total current liabilities	54,423	24,559

Other long-term obligations	2,850	2,850
Stockholders' Equity:
Common stock, $0.01 par value per share; 2,000,000,000 shares authorized, 386,905,833 and 350,733,998 issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	3,869	3,507
Additional paid-in capital	2,715,933	2,226,726
Deficit accumulated during the development stage	(593,722)	(511,199)

Total stockholders' equity	2,126,080	1,719,034

Total liabilities and stockholders' equity	2,183,353	$1,746,443

See accompanying notes.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

					For the Period November 10, 2005 (Inception) Through September 30, 2011
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands except per share data)
Oil and gas revenue	$—	$—	$—	$—	$—
Operating costs and expenses:
Seismic and exploration	4,757	20,178	12,010	30,180	308,360
Dry hole expense and impairment	31,840	2,852	36,859	42,593	95,774
General and administrative	11,459	12,343	36,115	34,047	194,965
Depreciation and amortization	186	216	549	593	3,369

Total operating costs and expenses	48,242	35,589	85,533	107,413	602,468

Operating income (loss)	(48,242)	(35,589)	(85,533)	(107,413)	(602,468)
Other income (expense):
Interest income (expense), net	1,255	407	3,010	733	8,746

Total other income (expense)	1,255	407	3,010	733	8,746

Net income (loss) before income tax	(46,987)	(35,182)	(82,523)	(106,680)	(593,722)
Income tax expense	—	—	—	—	—

Net income (loss)	$(46,987)	$(35,182)	$(82,523)	$(106,680)	$(593,722)

Basic and diluted income (loss) per share	$(0.12)	$(0.10)	$(0.22)	$(0.31)

Basic and diluted weighted average common shares outstanding	386,826,845	349,781,588	373,073,307	349,048,660

See accompanying notes.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Condensed Consolidated Statements of Changes in Partners' Capital and Stockholders' Equity

(Unaudited)

	General Partner	Class A Limited Partners	Class B Limited Partners	Class C Limited Partners	Common Stock	Additional Paid-in Capital	Accumulated Deficit During Development Stage	Total
	($ in thousands)
Balance, November 10, 2005 (Inception)	$—	$—	$—	$—	$—	$—	$—	$—
Class A limited partners' contributions	—	1,256,738	—	—	—	—	—	1,256,738
Class B & C limited partners' equity compensation	—	—	6,984	734	—	—	—	7,718
Common stock issued upon corporate reorganization	—	(1,256,738)	(6,984)	(734)	2,743	1,261,713	—	—
Equity based compensation	—	—	—	—	—	15,074	—	15,074
Common stock issued at initial public offering, net of offering costs	—	—	—	—	630	806,629	—	807,259
Common stock issued at private placement	—	—	—	—	32	42,156	—	42,188
Common stock issued at the closing of the over-allotment portion of initial public offering, net of offering costs	—	—	—	—	80	101,176	—	101,256
Common stock issued for vested restricted stock	—	—	—	—	22	(22)	—	—
Net income (loss)	—	—	—	—	—	—	(511,199)	(511,199)

Balance, December 31, 2010	—	—	—	—	3,507	2,226,726	(511,199)	1,719,034
Common stock issued at public offering, net of costs	—	—	—	—	357	477,846	—	478,203
Common stock issued for vested restricted stock	—	—	—	—	5	(5)	—	—
Equity based compensation	—	—	—	—	—	11,366	—	11,366
Net income (loss)	—	—	—	—	—	—	(82,523)	(82,523)

Balance, September 30, 2011	$—	$—	$—	$—	$3,869	$2,715,933	$(593,722)	2,126,080

See accompanying notes.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

			For the Period November 10, 2005 (Inception) Through September 30, 2011
	Nine Months Ended September 30,
	2011	2010
	($ in thousands)
Cash flows provided from operating activities
Net income (loss)	$(82,523)	$(106,680)	$(593,722)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	549	593	3,369
Dry hole expense and impairment of unproved properties	36,859	42,593	95,774
Equity based compensation	11,366	10,323	34,159
Amortization of premium (accretion of discount) on investment securities	8,581	186	10,189
Other	—	—	558
Changes in operating assets and liabilities:
Joint interest and other receivables	(29,632)	18,724	(28,471)
Inventory	(3,105)	(23,839)	(46,911)
Prepaid expense and other assets	1,435	(10,851)	(19,245)
Trade and other accounts payable	21,994	(6,688)	33,997
Accrued liabilities and other	(1,068)	(20,196)	11,506

Net cash provided by (used in) operating activities	(35,544)	(95,835)	(498,797)

Cash flows from investing activities
Capital expenditures for oil and gas properties	—	(1,591)	(704,107)
Capital expenditures for other property and equipment	(646)	(953)	(4,749)
Exploratory wells drilling in process	(43,012)	(32,345)	(199,322)
Proceeds from sale of oil and gas properties	—	5,250	339,001
Change in restricted cash	(281)	(151,490)	(338,686)
Proceeds from maturity of investment securities	1,084,662	—	1,309,647
Purchase of investment securities	(1,593,463)	(538,757)	(2,395,433)

Net cash provided by (used in) investing activities	(552,740)	(719,886)	(1,993,649)

Cash flows from financing activities
Capital contributions prior to IPO—Class A limited partners	—	—	1,256,180
Proceeds from initial public offering, net of costs	—	101,256	950,702
Proceeds from public offering, net of costs	478,204	—	478,204

Net cash provided by (used in) financing activities	478,204	101,256	2,685,086

Net increase (decrease) in cash and cash equivalents	(110,080)	(714,465)	192,640
Cash and cash equivalents, beginning of period	302,720	1,093,100	—

Cash and cash equivalents, end of period	$192,640	$378,635	$192,640

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

Operations

        The Company is an independent, oil-focused exploration and production company in the deepwater U.S. Gulf of Mexico and offshore Angola and Gabon in West Africa. The Company is currently drilling its Cameia #1 exploratory well on Block 21 offshore Angola. After drilling and evaluating the Cameia #1 exploratory well, the Company plans to drill and evaluate the Bicuar #1 exploratory well offshore Angola at a different surface hole location from the location in which the Company originally spud the Bicuar #1 exploratory well and experienced a shallow water flow. The Company expects the Ensco 8503 drilling rig to return to the U.S. Gulf of Mexico in the late fourth quarter of 2011 and to resume its operated drilling program shortly thereafter.

        As of September 30, 2011, the Company had no proved oil and gas reserves.

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

Income (Loss) Per Share

        Basic income (loss) per share was calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the periods presented. The calculation of diluted income (loss) per share should include the potential dilutive impact of nonvested restricted shares outstanding during the year, unless their effect is anti-dilutive. For the three and nine months ended September 30, 2011, 6,561,373 shares of non-vested restricted stock, stock options and performance-based awards were excluded from the diluted income (loss) per share because they are anti-dilutive. For the three and nine months ended September 30, 2010, 6,213,635 shares of non-vested restricted stock were excluded from the diluted income (loss) per share because they are anti-dilutive.

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

Investments

        In 2010, the Company adopted a policy on accounting for its investments, which consist entirely of debt securities, based on the guidance of Accounting Standards Codification No. 320, Accounting for Certain Investments in Debt and Equity Securities. The Company considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year are classified as long-term investments. The debt securities are carried at amortized costs and classified as held-to-maturity securities as the Company has the positive intent and ability to hold them until they mature. The net carrying value of held-to-maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity over the life of the securities. Held-to-maturity securities are stated at amortized cost, which approximates fair market value as of September 30, 2011. Income related to these securities is reported as a component of interest income in the Company's consolidated statement of operations.

        Investments are considered to be impaired when a decline in fair value is determined to be other-than-temporary. The Company conducts a regular assessment of its debt securities with unrealized losses to determine whether securities have other-than-temporary impairment ("OTTI"). This assessment considers, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, market conditions and whether the Company intends to sell or whether it is more likely than not that the Company will be required to sell the debt securities. For the three and nine months ended September 30, 2011, the Company has no OTTI in its debt securities.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Cash and Cash Equivalents

        Cash and cash equivalents consisted of the following:

	September 30, 2011	December 31, 2010
	(in thousands)
Cash at banks	$57	$10,327
Money market funds	52,597	59,792
Held-to-maturity securities(1)	139,986	232,601

	$192,640	$302,720

(1)
These securities mature within 90 days from the date of purchase.

4. Restricted Cash

        Restricted cash consisted of the following:

	September 30, 2011	December 31, 2010
	(in thousands)
Short-term:
Ocean Confidence escrow account(1)	$10,803	$—
Collateral on letters of credit for Angola(2)	53,322	—

	$64,125	$—

Long-term:
Ensco 8503 escrow account(3)	$186,338	$186,184
Collateral on letters of credit for Angola(2)	88,130	151,615
Other vendor restricted cash	718	716

	$275,186	$338,515

(1)
The $10.8 million was held in an escrow account established in January 2011 as a guarantee of performance to Z North Sea Ltd, a subsidiary of Diamond Offshore Drilling, Inc. for the Ocean Confidence drilling rig contract. During the three and nine months ended September 30, 2011, this escrow fund was invested in a money market deposit account.

(2)
$151.3 million was held in a collateral account established in March 2010 as collateral for letters of credit issued in support of the Company's contractually agreed work program obligations on Blocks 21 and 9 offshore Angola. In April 2011, the collateral was reduced by approximately $10.0 million following the completion of the seismic phase of the work program obligations for Block 9 offshore Angola. During the three months ended September 30, 2011, the Company reclassified $53.3 million from long-term restricted cash to short term restricted cash as this amount represents the work program obligations

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Restricted Cash (Continued)

  for two wells on Block 21 offshore Angola that are expected to be drilled within the next twelve months. As of September 30, 2011, the short-term and long-term collateral in this account was invested in U.S. Treasury bills and U.S. government guaranteed corporate bonds, purchased at discounts and at premiums, respectively, resulting in a net carrying value of $141.5 million. The contractual maturities of these securities are within one year.

(3)
$186.0 million was held in an escrow account established in December 2009 as a guarantee of performance to Ensco Offshore Company for the Ensco 8503 drilling rig contract. This escrow fund was invested in U.S. Treasury bills, purchased at a discount, resulting in net carrying value of $179.8 million and in a money market fund with a carrying value of $6.5 million as of September 30, 2011. The contractual maturities of the U.S. Treasury bills are within six months.

5. Investments

        The Company's investments in held-to-maturity securities, which are stated at amortized cost, were as follows at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(in thousands)
U.S. Treasury securities	$400,941	$604,035
Corporate securities	555,100	180,191
Commercial paper	449,887	282,039
U.S. government agency securities	71,869	60,003
Municipal bonds	42,330	19,068
Certificates of deposit	25,000	—

Total	$1,545,127	$1,145,336

        The Company's condensed consolidated balance sheets included the following held-to-maturity securities:

	September 30, 2011	December 31, 2010
	(in thousands)
Cash and cash equivalents	$139,986	$232,601
Short-term investments	767,140	534,933
Short-term restricted cash	53,322	—
Long-term restricted cash	267,943	337,799
Long-term investments	316,736	40,003

	$1,545,127	$1,145,336

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Investments (Continued)

        The contractual maturities of these held-to-maturity securities as of September 30, 2011 were as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Within 1 year	$1,228,391	$1,228,391
1 year through 5 years	316,736	316,736

	$1,545,127	$1,545,127

6. Joint Interest and Other Receivables

        Joint interest and other receivables result primarily from billing shared costs under the respective operating agreements to the Company's partners and accrued interest on investment securities. As of September 30, 2011 and December 31, 2010, the balance in joint interest and other receivables consisted of the following:

	September 30, 2011	December 31, 2010
	(in thousands)
Partners in the U.S. Gulf of Mexico	$2,431	$4,368
Partners in West Africa	17,673	—
Accrued interest on investment securities	7,101	3,865
Vendor and other receivables	1,431	4

	$28,636	$8,237

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

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Property, Plant, and Equipment

        Property, plant, and equipment is stated at cost less accumulated depreciation/amortization and consisted of the following:

	Estimated Useful Life (Years)	September 30, 2011	December 31, 2010
		($ in Thousands)
Unproved oil and gas properties, net		$348,094	$355,619
Exploratory wells in process		129,487	106,881

Oil and gas properties, net		477,581	462,500

Computer equipment and software	3	2,738	2,300
Office equipment and furniture	3	1,089	1,047
Vehicles	3	129	76
Leasehold improvements	3	786	666

		4,742	4,089
Less: accumulated depreciation and amortization		(3,369)	(2,820)

Other property and equipment, net		1,373	1,269

Total property, plant, and equipment, net		$478,954	$463,769

        The Company recorded $0.2 million, $0.2 million, $0.5 million, $0.6 million and $3.4 million of depreciation and amortization expense for the three and nine months ended September 30, 2011 and 2010 and for the period November 10, 2005 (inception) through September 30, 2011, respectively.

        Acquisition costs of unproved leasehold properties are assessed for impairment during the holding period and transferred to proved oil and gas properties to the extent associated with successful exploration activities or expensed when impairment is indicated. Significant unproved leases are assessed individually for impairment based on the Company's current exploration plans and an allowance is provided if impairment is indicated. Unproved leasehold costs for properties that are individually less than $1.0 million in carrying value are amortized on a group basis over the average term of the leases, at rates that provide for full amortization of leases upon lease expiration. These leases have expiration dates ranging from 2012 through 2020. As of September 30, 2011, the balance for unproved leaseholds that were individually less than $1.0 million before impairment provision was $65.1 million. For the three and nine months ended September 30, 2011 and 2010, and for the period November 10, 2005 (inception) through September 30, 2011, the Company recorded $2.5 million, $2.3 million, $7.5 million, $6.9 million and $16.8 million, respectively, as amortized expense on its unproved leasehold properties.

Capitalized Exploratory Well Costs

        If an exploratory well provides evidence as to the existence of sufficient quantities of hydrocarbons to justify potential completion as a producing well, drilling costs associated with the well are initially capitalized, or suspended, pending a determination as to whether a commercially sufficient quantity of

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Property, Plant, and Equipment (Continued)

proved reserves can be attributed to the area as a result of drilling. This determination may take longer than one year in certain areas (generally, deepwater and international locations) depending upon, among other things, (i) the volume of hydrocarbons discovered, (ii) the outcome of planned geological and engineering studies, (iii) the need for additional appraisal drilling activities to determine whether the discovery is sufficient to support an economic development plan and (iv) the requirement for government approvals before proceeding with development activities.

        The following table reflects the Company's net changes in and the cumulative costs of capitalized exploratory well costs (excluding any related leasehold costs):

	September 30, 2011	December 31, 2010
	($ in thousands)
Beginning of period	$106,881	$107,226
Addition to capitalized exploratory well cost pending determination of proved reserves:
U.S. Gulf of Mexico:
Shenandoah #1 Exploratory Well	(8)	176
Heidelberg #1 Exploratory Well	—	8
Heidelberg #2 Appraisal Well	—	10,854
Ligurian #1 Exploratory Well	—	86
Criollo #1 Exploratory Well(2)	(822)	8,171
Firefox #1 Exploratory Well	—	12,463
Heidelberg #2 Replacement Appraisal Well	316	—
Other pre-spud costs	—	2,839
Helix subsea containment pre-spud costs	1,219	—
West Africa:
Bicuar #1 Exploratory Well costs(1)	24,249	—
Cameia #1 Exploratory Well costs	26,986	—
Reclassifications to wells, facilities, and equipment based on determination of proved reserves	—	—
Amounts charged to expense	(29,334)	(34,942)

End of period	$129,487	$106,881

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Property, Plant, and Equipment (Continued)

	Spud Year	As of September 30, 2011	As of December 31, 2010
		($ in thousands)
Cumulative costs:
Shenandoah #1 Exploratory Well	2008	$69,513	$69,521
Heidelberg #1 Exploratory Well	2008	20,240	20,240
Heidelberg #2 Appraisal Well	2010	—	—
Ligurian #1 Exploratory Well	2009	8,100	8,100
Criollo #1 Exploratory Well(2)	2009	—	9,020
Firefox #1 Exploratory Well	2010	—	—
Heidelberg #2 Replacement Appraisal Well		316
Helix subsea containment pre-spud costs		1,219	—
Bicuar #1 Exploratory Well(1)	2011	3,113	—
Cameia #1 Exploratory Well	2011	26,986	—

		$129,487	$106,881

Exploratory Well costs capitalized for a period greater than one year after completion of drilling (included in table above)(3)		$97,853	$106,881

(1)
During the three months ended September 30, 2011, the Bicuar #1 exploratory well offshore Angola encountered a shallow water flow that resulted in the Company abandoning drilling activities from the original surface location of the Bicuar #1 exploratory well. As a result, the Company recorded the capitalized cost of $21.1 million on this well against dry hole expense. The Company expects to drill the Bicuar #1 exploratory well from a new surface location following the Cameia #1 exploratory well and cumulative costs for the Bicuar #1 exploratory well of $3.1 million represent pre-spud well costs.

(2)
During the three months ended September 30, 2011, the Company determined to indefinitely defer all activities to support potentially commercializing the Criollo #1 exploratory well. As a result, the Company recorded the remaining balance of $8.2 million against dry hole expense.

(3)
Capitalized exploratory well costs that have been suspended longer than one year are associated with the Shenandoah #1, Heidelberg #1 and Ligurian #1 projects. These exploratory well costs are suspended pending ongoing evaluation including, but not limited to, results of additional appraisal drilling, well-test analysis, additional geological and geophysical data and approval of a development plan. Management believes these projects exhibit sufficient indications of hydrocarbons to justify potential development and is actively pursuing efforts to fully assess them. If additional information becomes available that raises substantial doubt as to the economic or operational viability of these projects, the associated costs will be expensed at that time.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Property, Plant, and Equipment (Continued)

        As of September 30, 2011, no exploratory wells have been drilled by the Company's partner offshore Gabon.

9. Other Assets

        As of September 30, 2011, costs associated with the mobilization and equipment upgrades of the Ensco 8503 drilling rig were deferred in other assets. The Company will amortize these costs to respective exploratory wells as and when the rig is used for drilling activities over the two year term of the drilling contract. These costs will be expensed or capitalized to oil and gas properties as exploratory drilling costs, depending on the drilling results. As of September 30, 2011 and December 31, 2010, the accumulated costs associated with the Ensco 8503 drilling rig in other assets were $17.3 million and $14.5 million, respectively.

10. Other Long-Term Obligations

        The Company is required to make $4.2 million of social obligation payments to Sonangol based on the terms of its Risk Services Agreements for Blocks 9 and 21 offshore Angola. As of September 30, 2011, $2.9 million relates to the long-term portion of these social obligation payments to be paid over a five year period.

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

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Seismic and Exploration Expenses

        Seismic and exploration expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period November 10, 2005 (Inception) through September 30,
	2011	2010	2011	2010	2011
	($ in Thousands)
Seismic data costs	$1,325	$16,434	$5,016	$28,679	$291,629
Seismic cost recovery(1)	—	—	—	(15,126)	(25,126)
Leasehold delay rentals	1,029	856	3,879	3,719	24,324
Force Majeure(2)	—	2,888	—	12,908	13,549
Other exploration expenses	2,403	—	3,115	—	3,984

	$4,757	$20,178	$12,010	$30,180	$308,360

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
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Equity Based Compensation (Continued)

        The following table summarizes grant, vesting and forfeiture information about the Company's restricted stock, stock options and restricted stock units for the Company's employees from December 31, 2010 to September 30, 2011:

	Number of shares relating to Restricted Stock	Weighted Average Grant Date Fair Value Per Share	Number of shares relating to Stock Options	Weighted Average Grant Date Fair Value Per Option	Number of shares relating Restricted Stock Units		Weighted Average Grant Date Fair Value Per Unit
Non-vested at December 31, 2010	5,570,895	$9.77	1,133,960	$6.78		198,838	$12.45
Granted	155,942	$9.28	—	—		—	—
Vested	(549,882)	$0.77	—	—		—	—
Forfeited or expired	—	—	—	—		—	—

Non-vested at September 30, 2011	5,176,955	$10.71	1,133,960	$6.78		198,838	$12.45

Weighted-average period remaining	2.6 years		3.25 years			3.25 years

Unrecognized compensation, net of estimated forfeitures ($ in thousands)	$31,264		$5,830		$	**

**
Each restricted stock unit ("RSU") will vest within a range of 0% to 200%, or between zero and two shares of common stock, on the applicable vesting dates and contingent upon the recipient's continued service at such vesting dates and based upon the achievement of successful drilling results as defined in the RSU award agreement. The fair value of each RSU is determined by the closing price of the Company's common stock at the date of grant, which was $12.45 per share. Compensation cost will be recognized as and when the performance conditions are satisfied. Until such time the Company resumes its drilling activities in the U.S. Gulf of Mexico and/or further progresses its drilling activities offshore Angola, the Company will be unable to determine whether the minimum drilling success rate as set forth in the RSU award agreement will be achieved. As a result, no compensation expense was recognized since the initial date of grant on December 3, 2010 through September 30, 2011. Assuming the minimum drilling success rate as set forth in the RSU award agreement is achieved, compensation relating to RSUs could total up to $5.0 million.

        A total of 53,121 RSUs were granted to non-employee directors on June 1, 2010. These RSUs fully vested on June 1, 2011. On June 1, 2011, the Company granted an additional 51,620 RSUs to non-employee directors which will fully vest on June 1, 2012. During the three and nine months ended September 30, 2011, the Company also granted 4,817 and 14,035 shares of common stock, respectively, as retainer awards to non-employee directors who elected to be compensated by stock in lieu of cash payments.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Equity Based Compensation (Continued)

        The table below summarizes the equity-based compensation costs, net of forfeitures, recognized for the three and nine months ended September 30, 2011 and 2010, and for the period November 10, 2005 (inception) through September 30, 2011:

					For the Period November 10, 2005 (Inception) through September 30, 2011
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	($ in thousands)
Restricted stock:
Employees	$3,156	$3,387	$9,424	$10,002	$29,780
Non-employee directors	242	115	561	321	1,069
Stock options:
Employees	460	—	1,381	—	1,482
Restricted stock units (performance-based)	—	—	—	—	—
Deferred stock compensation(1)	—	—	—	—	1,828

	$3,858	$3,502	$11,366	$10,323	$34,159

(1)
In December 2008, the Company adopted a deferred compensation plan and provided certain executive officers the opportunity to defer under this plan all or a portion of their salary and/or annual bonus for 2009. Amounts deferred under this plan generally are deemed to be invested in a money market account prior to the IPO and shares of the Company's common stock following the IPO. Subject to accelerated payment under specified circumstances, the deferred amounts will be distributed to these executive officers in January 2012 in the form of shares of the Company's common stock. As of September 30, 2011, there were 121,637 shares under the deferred compensation plan to be distributed to these executive officers.

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

Third Quarter 2011 Operational Highlights

  West Africa Drilling Program

  •
  On August 29, 2011, we spud the Cameia #1 exploratory well on Block 21 offshore Angola. After drilling and evaluating the Cameia #1 exploratory well, we plan to move the Ocean Confidence drilling rig back to our Bicuar prospect to drill and evaluate the Bicuar #1 exploratory well at a different surface hole location from the location in which we originally spud the Bicuar #1 exploratory well and experienced a shallow water flow. We expect that each well will take approximately 80 to 100 days to drill and an additional 10 to 20 days to evaluate, if successful. We are the operator of Cameia #1 and Bicuar #1 and hold a 40% working interest in each prospect.

  •
  We are awaiting notification from Sociedade Nacional de Combustíveis de Angola—Empresa Pública ("Sonangol") as to the date of the formal signing ceremony and execution of the production sharing contract for our 40% working interest and operatorship of Block 20 offshore Angola.

  •
  On October 28, 2011, we executed an agreement with WesternGeco Seismic Holdings Limited to begin work on the acquisition of approximately 4,200 square kilometers of 3D seismic data on Block 20 offshore Angola. This seismic data acquisition has commenced.

  U.S. Gulf of Mexico Drilling Program

  •
  On October 27, 2011, Anadarko Petroleum Corporation spud the Heidelberg #2R appraisal well, thereby resuming the appraisal drilling program of the previously announced discovery of more than 200 feet of net pay in Miocene horizons encountered by the original Heidelberg exploratory well. The Heidelberg #2R appraisal well represents the resumption of our partner-operated U.S. Gulf of Mexico drilling program following the Deepwater Horizon incident. We have a 9.375% working interest in the Heidelberg prospect.

  •
  We believe we have satisfied all of the remaining regulatory requirements related to our North Platte #1 and Ligurian #2 applications for permit to drill ("APDs"), except for the submission of the U.S. Coast Guard Certificate of Compliance for the Ensco 8503 drilling rig, which cannot be obtained until the rig returns to the U.S. Gulf of Mexico. We do not anticipate any issues related to obtaining this routine U.S. Coast Guard certification and we expect that after its submission we will promptly receive the APDs for both our North Platte #1 and Ligurian #2 exploratory wells.

  •
  We expect that the Ensco 8503 drilling rig will be returned to us in the U.S. Gulf of Mexico late in the fourth quarter of 2011. Upon its return, the submission of the U.S. Coast Guard Certificate of Compliance, and the issuance of our APDs for our North Platte #1 and Ligurian #2 exploratory wells, we plan to drill the Ligurian #2 exploratory well. After drilling the Ligurian #2 exploratory well, we plan to move the rig to the North Platte #1 well location to drill that prospect. We anticipate that each of the Ligurian #2 and North Platte #1 exploratory wells will take approximately six months to drill. We are the operator of Ligurian #2 and North Platte #1 and own a 45% working interest and 60% working interest, respectively, in these prospects.

Third Quarter 2011 Financial Highlights

  •
  We recorded a net loss of approximately $47.0 million, a 33.6% increase from the third quarter of 2010.

  •
  Total operating expenses were approximately $48.2 million, a 35.6% increase from the third quarter of 2010.

  •
  Cash expenditures, excluding changes in working capital, were approximately $60 million.

  •
  Including our existing cash and investments on hand and restricted cash, as of September 30, 2011 we have approximately $1.6 billion of liquidity.

Results of Operations

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

        The following tables set forth selected financial data for the periods indicated:

	Three Months Ended September 30,
	2011	2010	Increase (Decrease)%
	($ in thousands)
Oil and gas revenue	$—	$—	$—	—
Operating costs and expenses:
Seismic and exploration	4,757	20,178	(15,421)	(76.42)%
Dry hole expense and impairment	31,840	2,852	28,988	1,016.41%
General and administrative	11,459	12,343	(884)	(7.16)%
Depreciation and amortization	186	216	(30)	(13.90)%

Total operating costs and expenses	48,242	35,589	12,653	35.55%

Operating income (loss)	(48,242)	(35,589)	12,653	35.55%
Other income (expense):
Interest income (expense), net	1,255	407	848	208.35%

Total other income (expense)	1,255	407	848	208.35%

Net income (loss) before income tax	(46,987)	(35,182)	11,805	33.55%
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(46,987)	$(35,182)	11,805	33.55%

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the three months ended September 30, 2011 and 2010, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the three months ended September 30, 2011 and 2010:

        Seismic and exploration.    Seismic and exploration costs decreased by $15.4 million during the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. The decrease was primarily due to the net effect of (i) $2.9 million incurred during the three months ended September 30, 2010 for force majeure costs related to suspended drilling activities in the U.S. Gulf of Mexico, and (ii) a decrease of $15.0 million in seismic expenditures which were offset by an increase of $2.5 million in leasehold delay rental and drilling preparation related expenditures. The seismic and exploration costs incurred for the three months ended September 30, 2011 consisted of (i) $1.2 million for seismic data acquisition and processing, (ii) $1.0 million for leasehold delay rentals and (iii) $2.6 million relating to other drilling related costs in the U.S. Gulf of Mexico.

        Dry hole expense and impairment.    Dry hole expense and impairment increased by $29.0 million during the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. The increase was due to the net effect of (i) a $21.1 million charge against the Bicuar #1 exploratory well, (ii) an $8.2 million charge against the Criollo #1 exploratory well, and (iii) a $2.5 million valuation allowance against future impairment on the carrying value of our unproved leasehold properties that are individually less than $1 million during the three months ended September 30, 2011; all of which were offset by (iv) a $0.5 million charge against pre-spud costs and (v) a $2.3 million allowance against future impairment on the carrying value of our unproved leasehold properties that are individually less than $1 million during the three months ended September 30, 2010.

        General and administrative.    General and administrative costs decreased by $0.9 million during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The decrease in general and administrative costs during this period was primarily attributed to the net effect of a $0.7 million decrease in staff costs, a decrease of $0.5 million in insurance costs and a $0.3 million increase in other office-related expenses.

        Depreciation and amortization.    Depreciation and amortization did not change significantly from the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

        Other income.    Other income increased by $0.8 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The increase of $0.8 million was primarily due to the additional interest recognized as a result of the investment of the net proceeds from our public offering of common stock, which closed on April 15, 2011, in certain investment securities and interest earned on the investment securities held during the three months ended September 30, 2011.

        Income tax expense/(benefit).    No income tax benefit has been reflected since a full valuation allowance has been established against the deferred tax asset that would have been generated as a result of the operating results.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

        The following tables set forth selected financial data for the periods indicated:

	Nine Months Ended September 30,
	2011	2010	Increase (Decrease)%
	($ in thousands)
Oil and gas revenue	$—	$—	$—	—
Operating costs and expenses:
Seismic and exploration	12,010	30,180	(18,170)	(60.21)%
Dry hole expense and impairment	36,859	42,593	(5,734)	(13.46)%
General and administrative	36,115	34,047	2,068	6.07%
Depreciation and amortization	549	593	(44)	(7.42)%

Total operating costs and expenses	85,533	107,413	(21,880)	(20.37)%

Operating income (loss)	(85,533)	(107,413)	(21,880)	(20.37)%
Other income (expense):
Interest income (expense), net	3,010	733	2,277	310.64%

Total other income (expense)	3,010	733	2,277	310.64%

Net income (loss) before income tax	(82,523)	(106,680)	(24,157)	(22.64)%
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(82,523)	$(106,680)	$(24,157)	(22.64)%

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the nine months ended September 30, 2011 and 2010, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the nine months ended September 30, 2011 and 2010:

        Seismic and exploration.    Seismic and exploration costs decreased by $18.2 million during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. The decrease was due to the net effect of $4.3 million incurred for seismic costs and $7.7 million incurred for leasehold delay rentals and drilling preparation expenditures during the nine months ended September 30, 2011 which were offset by (i) $12.9 million for force majeure costs related to suspended drilling activities in the U.S. Gulf of Mexico, (ii) $13.3 million incurred for seismic costs, and (iii) $4.0 million incurred for leasehold delay rentals and drilling preparation costs in the U.S. Gulf of Mexico during the nine months ended September 30, 2010.

        Dry hole expense and impairment.    Dry hole expense and impairment decreased by $5.7 million during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. The decrease was due to the net effect of (i) a $21.1 million charge against the Bicuar #1 exploratory well, (ii) an $8.2 million against the Criollo #1 exploratory well and (iii) an allowance of $7.5 million against future impairment on the carrying value of our unproved leasehold properties that are individually less than $1 million during the nine months ended September 30, 2011, which were offset by charges of (iv) $0.6 million for the Ligurian #1 exploratory well, (v) $8.7 million for the Criollo #1 exploratory well, (vi) $11.1 million for the Heidelberg #2 appraisal well, (vii) $12.4 million for the Firefox #1 exploratory well, (v) $2.8 million for pre-spud costs, and (viii) $6.9 million valuation allowance against future impairment on the carrying value of our unproved leasehold properties that are individually less than $1 million during the nine months ended September 30, 2010.

        General and administrative.    General and administrative costs increased by $2.1 million during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The increase in general and administrative costs during this period was primarily attributed to a $1.3 million increase in staff and office expenses related to the establishment of operations in Angola and a $0.8 million increase in other office related expenses.

        Depreciation and amortization.    Depreciation and amortization did not change significantly from the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

        Other income.    Other income increased by $2.3 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The increase was primarily due to the additional interest recognized as a result of the investment of the net proceeds from our public offering of common stock, which closed on April 15, 2011, in certain investment securities and interest earned on investment securities held during the nine months ended September 2011.

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

  •
  license and analyze seismic data in order to assess current prospects and identify future prospects;

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

        We expect our full year 2011 cash expenditures, excluding changes in working capital, to be between $170 million and $190 million, approximately $93 million of which was spent in the first nine months of 2011. The range of 2011 expenditures is primarily dependent on when we recommence U.S. Gulf of Mexico drilling operations and assumes we do not incur expenditures associated with the execution of the Production Sharing Contract for Block 20 offshore Angola until 2012.

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

Cash Flows

	Nine Months Ended September 30,
	2011	2010
	($ in thousands)
Net cash provided by (used in):
Operating Activities	$(35,544)	$(95,835)
Investing Activities	(552,740)	(719,886)
Financing Activities	478,204	101,256

        Operating activities.    Net cash used in operating activities for the nine months ended September 30, 2011 was $35.5 million compared with net cash used in operating activities of $95.8 million for the nine months ended September 30, 2010. The decrease was attributed primarily to reduced exploratory drilling activities during the first nine months of 2011.

        Investing activities.    Net cash used in investing activities for the nine months ended September 30, 2011 was $552.7 million compared with net cash used in investing activities of $719.9 million for the nine months ended September 30, 2010. The decrease in net cash used in investing activities for the nine months ended September 30, 2011 was primarily attributed to the difference between the investment during the nine months ended September 30, 2010 of the net proceeds from our initial public offering and the investment during the nine months ended September 30, 2011 of the proceeds from our follow-on offering of common stock, which closed on April 15, 2011. During the nine months ended September 30, 2011, we received total proceeds of $1,084 million from the maturity of certain investment securities and interests earned, and purchased new investment securities totaling approximately $1,593.4 million.

        Financing activities.    Net cash provided in financing activities during the nine months ended September 30, 2011 was $478.2 million as compared to $101.3 million for the nine months ended September 30, 2010. The increase in net cash provided by financing activities was due to the net proceeds of $478.2 million from our follow-on public offering of common stock, which closed on April 15, 2011.

Critical Accounting Policies

        Our significant accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements included in our 2010 Annual Report on Form 10-K for the year ended December 31, 2010. Also refer to the Notes to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report.

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

        There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 1, 2011

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