Form 10-Q
period 2012-03-31
Cobalt International Energy, Inc.
filed 2012-05-01
CIK 1471261

Use these links to rapidly review the document

PART I—FINANCIAL INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-34579

Cobalt International Energy, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-0821169 (I.R.S. Employer Identification No.)
Cobalt Center 920 Memorial City Way, Suite 100 Houston, Texas (Address of principal executive offices)	77024 (Zip code)

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

        Number of shares of the registrant's common stock outstanding at March 31, 2012: 410,691,735 shares.

Cautionary Note Regarding Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains estimates and forward-looking statements, principally in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our estimates and forward-looking statements are mainly based on our current expectations and estimates of future events and trends, which affect or may affect our businesses and operations. Although we believe that these estimates and forward-looking statements are based upon reasonable assumptions, they are subject to several risks and uncertainties and are made in light of information currently available to us. Many important factors, in addition to the factors described in our 2011 Annual Report on Form 10-K filed on February 21, 2012, may adversely affect our results as indicated in forward-looking statements. You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect.

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

  •
  our and our partners' ability to obtain permits and licenses and drill in the U.S. Gulf of Mexico and offshore West Africa and to comply with applicable legislation and regulation;

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

  •
  the cost and availability of adequate insurance coverage; and

  •
  other risk factors discussed in the "Risk Factors" section of our 2011 Annual Report on Form 10-K filed on February 21, 2012.

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

COBALT INTERNATIONAL ENERGY, INC.

Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	6
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011, and for the period November 10, 2005 (Inception) through March 31, 2012	7
Condensed Consolidated Statements of Changes in Partners' Capital and Stockholders' Equity for the Three Months Ended March 31, 2012 and for the period November 10, 2005 (Inception) through March 31, 2012	8
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011, and for the period November 10, 2005 (Inception) through March 31, 2012	9
Notes to Condensed Consolidated Financial Statements	10

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2012	December 31, 2011
	($ in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$280,008	$292,546
Joint interest and other receivables	46,230	56,983
Prepaid expenses and other current assets	20,112	22,214
Inventory	33,579	36,049
Short-term restricted funds	150,780	69,009
Short-term investments	795,016	858,293

Total current assets	1,325,725	1,335,094
Property, plant, and equipment:
Oil and gas properties, successful efforts method of accounting, net of accumulated depletion of $-0-	940,553	861,955
Other property and equipment, net of accumulated depreciation and amortization of $3,756 and $3,555, as of March 31, 2012 and December 31, 2011, respectively	2,006	1,371

Total property, plant, and equipment, net	942,559	863,326

Long-term restricted funds	395,034	270,235
Long-term investments	181,003	47,232
Other assets	8,768	12,057

Total assets	$2,853,089	$2,527,944

Liabilities and Stockholders' Equity
Current liabilities:
Trade and other accounts payable	$35,932	$71,186
Accrued liabilities	61,564	34,418
Short-term contractual obligations	49,019	132,465

Total current liabilities	146,515	238,069

Long-term contractual obligations	168,238	210,961
Stockholders' Equity:
Common stock, $0.01 par value per share; 2,000,000,000 shares authorized, 405,867,734 and 387,531,630 issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	4,059	3,875
Additional paid-in capital	3,215,644	2,719,875
Deficit accumulated during the development stage	(681,367)	(644,836)

Total stockholders' equity	2,538,336	2,078,914

Total liabilities and stockholders' equity	$2,853,089	$2,527,944

See accompanying notes.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
			For the Period November 10, 2005 (Inception) Through March 31, 2012
	2012	2011
	($ in thousands except per share data)
Oil and gas revenue	$—	$—	$—
Operating costs and expenses:
Seismic and exploration	17,350	2,440	345,940
Dry hole expense and impairment	5,324	2,514	109,971
General and administrative	14,840	11,618	232,819
Depreciation and amortization	201	183	3,756

Total operating costs and expenses	37,715	16,755	692,486

Operating income (loss)	(37,715)	(16,755)	(692,486)
Other income:
Interest income	1,184	697	11,119

Total other income	1,184	697	11,119

Net loss before income tax	(36,531)	(16,058)	(681,367)
Income tax expense	—	—	—

Net income (loss)	$(36,531)	$(16,058)	$(681,367)

Basic and diluted income (loss) per share	$(0.09)	$(0.05)

Basic and diluted weighted average common shares outstanding	394,058,437	350,848,559

See accompanying notes.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Condensed Consolidated Statements of Changes in Partners' Capital and Stockholders' Equity

(Unaudited)

	General Partner	Class A Limited Partners	Class B Limited Partners	Class C Limited Partners	Common Stock	Additional Paid-in Capital	Accumulated Deficit During Development Stage	Total
	($ in thousands)
Balance, November 10, 2005 (Inception)	$—	$—	$—	$—	$—	$—	$—	$—
Class A limited partners' contributions	—	1,256,738	—	—	—	—	—	1,256,738
Class B & C limited partners' equity compensation	—	—	6,984	734	—	—	—	7,718
Common stock issued upon corporate reorganization	—	(1,256,738)	(6,984)	(734)	2,743	1,261,713	—	—
Common stock issued at initial public offering, net of offering costs	—	—	—	—	630	806,629	—	807,259
Common stock issued at private placement	—	—	—	—	32	42,156	—	42,188
Common stock issued at the closing of the over-allotment portion of initial public offering, net of offering costs	—	—	—	—	80	101,176	—	101,256
Common stock issued at public offering, net of costs	—	—	—	—	357	477,846	—	478,203
Common stock issued for restricted stock and stock options	—	—	—	—	34	(34)	—	—
Equity based compensation	—	—	—	—	—	30,579	—	30,579
Common stock withheld for taxes on equity based compensation	—	—	—	—	(1)	(190)	—	(191)
Net income (loss)	—	—	—	—	—	—	(644,836)	(644,836)

Balance, December 31, 2011	—	—	—	—	3,875	2,719,875	(644,836)	2,078,914
Common stock issued at public offering, net of costs	—	—	—	—	181	489,307	—	489,488
Common stock issued for restricted stock and stock options	—	—	—	—	3	(3)	—	—
Equity based compensation	—	—	—	—	—	6,636	—	6,636
Common stock withheld for taxes on equity based compensation	—	—	—	—	—	(171)	—	(171)
Net income (loss)	—	—	—	—	—	—	(36,531)	(36,531)

Balance, March 31, 2012	$—	$—	$—	$—	$4,059	$3,215,644	$(681,367)	$2,538,336

See accompanying notes.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,		For the Period November 10, 2005 (Inception) Through March 31, 2012
	2012	2011
	($ in thousands)
Cash flows provided from operating activities
Net income (loss)	$(36,531)	$(16,058)	$(681,367)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	201	183	3,756
Dry hole expense and impairment of unproved properties	5,324	2,514	109,971
Equity based compensation	6,636	3,887	44,933
Amortization of premium (accretion of discount) on investment securities	4,203	1,435	19,006
Other	—	—	558
Changes in operating assets and liabilities:
Joint interest and other receivables	7,694	(5,084)	(50,906)
Inventory	2,471	(4,296)	(33,578)
Prepaid expense and other assets	5,390	(999)	(28,881)
Trade and other accounts payable	(35,253)	(6,061)	35,568
Accrued liabilities and other	(17,579)	2,282	23,505

Net cash provided by (used in) operating activities	(57,444)	(22,197)	(557,435)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(122,851)	—	(826,957)
Capital expenditures for other property and equipment	(472)	(119)	(5,398)
Exploratory wells drilling in process	(42,880)	(296)	(307,252)
Proceeds from sale of oil and gas properties	—	—	339,001
Change in restricted funds	4,451	(10,772)	(334,293)
Proceeds from maturity of investment securities	307,582	374,885	1,822,412
Purchase of investment securities	(590,241)	(459,021)	(3,024,282)

Net cash provided by (used in) investing activities	(444,411)	(95,323)	(2,336,769)

Cash flows from financing activities
Capital contributions prior to IPO—Class A limited partners	—	—	1,256,180
Proceeds from initial public offering, net of costs	—	—	950,702
Proceeds from public offerings, net of costs	489,488	—	967,692
Payments for common stock withheld for taxes on equity based compensation	(171)	—	(362)

Net cash provided by (used in) financing activities	489,317	—	3,174,212

Net increase (decrease) in cash and cash equivalents	(12,538)	(117,520)	280,008
Cash and cash equivalents, beginning of period	292,546	302,720	—

Cash and cash equivalents, end of period	$280,008	$185,200	$280,008

Non-Cash Disclosures
Capital expenditures in liabilities	$255,681	$25,100	$255,681
Transfer of investment securities to and from restricted funds	$211,796	$—	$211,631

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

Operations

        The Company is an independent, oil-focused exploration and production company with a world-class below salt prospect inventory in the deepwater of the U.S. Gulf of Mexico and offshore Angola and Gabon in West Africa. All of its prospects are oil-focused. In the U.S. Gulf of Mexico, the Company has drilled as operator two exploratory wells (Ligurian #1 and Criollo #1) and participated as non-operator in three exploratory wells (Heidelberg #1, Shenandoah #1 and Firefox #1) and two appraisal wells (Heidelberg #2 and Heidelberg #3). These drilling efforts have resulted in the discovery of oil at Shenandoah and the discovery and successful appraisal of an oil accumulation at Heidelberg. The Company is currently drilling as operator the Ligurian #2 exploratory well. Offshore Angola, the Company has drilled as operator the Cameia #1 exploratory well on Block 21 which resulted in the Cameia pre-salt oil discovery. The Company is currently drilling as operator the Cameia #2 appraisal well. The Company continues to mature high impact prospects in its portfolio for upcoming exploratory drilling in both the deepwater of the U.S. Gulf of Mexico and the deepwater offshore Angola and Gabon. The Company has two geographic operating segments: the U.S. Gulf of Mexico and West Africa.

        As of March 31, 2012, the Company had no proved oil and gas reserves.

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

        The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and the appropriate rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, the condensed consolidated financial statements do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be presented for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

Recently Adopted Accounting Standards

        Effective January 1, 2012, the Company adopted the accounting standards update that required hierarchy classification for items whose fair value is only disclosed in the footnotes, additional disclosure about fair value measurements that involve significant unobservable inputs, including additional quantitative information about the unobservable inputs, a description of valuation techniques used, and a qualitative evaluation of the sensitivity of these measurements. The adoption of these standards have no material impact to the Company's financial statements.

Income (Loss) Per Share

        Basic income (loss) per share was calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the periods presented. The calculation of diluted income (loss) per share should include the potential dilutive impact of non-vested restricted shares, non-vested restricted stock units and outstanding stock options during the period, unless their effect is anti-dilutive. For the three months ended March 31, 2012 and 2011, 6,595,786 and 6,719,961 shares of non-vested restricted stock, non-vested restricted stock units and outstanding stock options, respectively, were excluded from the diluted income (loss) per share because they are anti-dilutive.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Investments

        The Company considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year are classified as long-term investments. The debt securities are carried at amortized costs and classified as held-to-maturity securities as the Company has the positive intent and ability to hold them until they mature. The net carrying value of held-to-maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity over the life of the securities. Held-to-maturity securities are stated at amortized cost, which approximates fair market value as of March 31, 2012 and December 31, 2011. Income related to these securities is reported as a component of interest income in the Company's condensed consolidated statement of operations. See Note 5—Investments.

        Investments are considered to be impaired when a decline in fair value is determined to be other-than-temporary. The Company conducts a regular assessment of its debt securities with unrealized losses to determine whether securities have other-than-temporary impairment ("OTTI"). This assessment considers, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, market conditions and whether the Company intends to sell or whether it is more likely than not that the Company will be required to sell the debt securities. As of March 31, 2012 and December 31, 2011, the Company has no OTTI in its debt securities.

3. Cash and Cash Equivalents

        Cash and cash equivalents consisted of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
Cash at banks	$2,451	$2,992
Money market funds	199,583	104,805
Held-to-maturity securities(1)	77,974	184,749

	$280,008	$292,546

(1)
These securities mature three months or less from the date of purchase.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Restricted Funds

        Restricted funds consisted of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
Short-term:
Ocean Confidence escrow account	$10,806	$10,804
Collateral on Letters of Credit for Angola	50,056	53,322
Ensco 8503 escrow account	89,918	4,883

	$150,780	$69,009

Long-term:
Ensco 8503 escrow account	$89,918	$181,159
Collateral on letters of credit for Angola	304,398	88,358
Other vendor restricted funds	718	718

	$395,034	$270,235

5. Investments

        The Company's investments in held-to-maturity securities, which are stated at amortized cost, were as follows as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(in thousands)
U.S. Treasury securities	$372,746	$379,618
Corporate securities	684,953	535,846
Commercial paper	472,560	369,432
U.S. government agency securities	28,721	71,856
Municipal bonds	22,084	42,193
Certificates of deposit	—	12,500

Total	$1,581,064	$1,411,445

        The Company's condensed consolidated balance sheet included the following held-to-maturity securities:

	March 31, 2012	December 31, 2011
	(in thousands)
Cash and cash equivalents	$77,974	$184,749
Short-term investments	795,016	858,293
Short-term restricted funds	132,755	53,322
Long-term restricted funds	394,316	267,849
Long-term investments	181,003	47,232

	$1,581,064	$1,411,445

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Investments (Continued)

        The contractual maturities of these held-to-maturity securities as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	($ in thousands)
Within 1 year	$1,400,061	$1,400,061	$1,364,213	$1,364,213
After 1 year	181,003	181,003	47,232	47,232

	$1,581,064	$1,581,064	$1,411,445	$1,411,445

6. Fair Value Measurements

        The fair values of the Company's cash and cash equivalents, accounts receivable, restricted funds and investments approximate their carrying amounts due to their short-term duration. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. The Company categorizes each of its fair value measurements as applicable to one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. The levels are:

        Level 1—Quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities. This category includes the Company's cash and money market funds.

        Level 2—Quoted prices in non-active markets or in active markets for similar assets or liabilities, and inputs other than quoted prices that are observable, for the asset or liability, either directly or indirectly for substantially the full contractual term of the asset or liability being measured. This category includes the Company's U.S. Treasury bills, U.S. Treasury notes, U.S. Government agency securities, commercial paper, corporate bonds, municipal bonds and certificates of deposits.

        Level 3—Inputs that are generally unobservable and typically reflect management's estimate of assumptions that market participants would use in pricing the asset or liability. The Company does not currently have any financial instruments categorized as Level 3.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Fair Value Measurements (Continued)

        The following tables summarize the Company's significant financial instruments as categorized by the fair value measurement hierarchy:

	Level 1		Level 2
					Balance as of March 31, 2012
	Amortized Cost	Fair Value(1)	Amortized Cost	Fair Value(1)
	($ in Thousands)
Cash and cash equivalents:
Cash	$2,451	$2,451	$—	$—	$2,451
Money market funds	199,583	199,583	—	—	199,583
Commercial paper	—	—	74,383	74,383	74,383
Corporate bonds	—	—	3,591	3,591	3,591

Subtotal	202,034	202,034	77,974	77,974	280,008

Short-term restricted funds:
Cash	10,806	10,806	—	—	10,806
Money market funds	7,219	7,219	—	—	7,219
U.S. Treasury bills	—	—	50,056	50,056	50,056
U.S. Treasury notes	—	—	82,699	82,699	82,699

Subtotal	18,025	18,025	132,755	132,755	150,780

Short-term investments:
U.S. government agency securities	—	—	28,721	28,721	28,721
Corporate bonds	—	—	346,034	346,034	346,034
Municipal bonds	—	—	22,084	22,084	22,084
Commercial paper	—	—	398,177	398,177	398,177

Subtotal	—	—	795,016	795,016	795,016

Long-term restricted funds:
Cash	718	718	—	—	718
U.S. Treasury bills	—	—	87,485	87,485	87,485
U.S. Treasury notes	—	—	152,506	152,506	152,506
Corporate bonds	—	—	154,325	154,325	154,325

Subtotal	718	718	394,316	394,316	395,034

Long-term investments:
Corporate bonds	—	—	181,003	181,003	181,003

Subtotal	—	—	181,003	181,003	181,003

Total	$220,777	$220,777	$1,581,064	$1,581,064	$1,801,841

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Fair Value Measurements (Continued)

	Level 1		Level 2
					Balance as of December 31, 2011
	Amortized Cost	Fair Value(1)	Amortized Cost	Fair Value(1)
	($ in Thousands)
Cash and cash equivalents:
Cash	$2,992	$2,992	$—	$—	$2,992
Money market funds	104,805	104,805	—	—	104,805
Commercial paper	—	—	172,249	172,249	172,249
Certificate of deposits	—	—	12,500	12,500	12,500

Subtotal	107,797	107,797	184,749	184,749	292,546

Short-term restricted funds:
Cash	4,883	4,883	—	—	4,883
Money market funds	10,804	10,804	—	—	10,804
U.S. Treasury bills	—	—	53,322	53,322	53,322

Subtotal	15,687	15,687	53,322	53,322	69,009

Short-term investments:
U.S. Treasury bills	—	—	112,507	112,507	112,507
U.S. Government agency securities	—	—	40,000	40,000	40,000
Corporate bonds	—	—	466,411	466,411	466,411
Municipal bonds	—	—	42,193	42,193	42,193
Commercial paper	—	—	197,182	197,182	197,182

Subtotal	—	—	858,293	858,293	858,293

Long-term restricted funds:
Cash	718	718	—	—	718
Money market funds	1,668	1,668	—	—	1,668
U.S. Treasury bills	—	—	40,597	40,597	40,597
U.S. Treasury notes	—	—	173,192	173,192	173,192
Corporate bonds	—	—	54,060	54,060	54,060

Subtotal	2,386	2,386	267,849	267,849	270,235

Long-term investments:
U.S. Government agency securities	—	—	31,856	31,856	31,856
Corporate bonds	—	—	15,376	15,376	15,376

Subtotal	—	—	47,232	47,232	47,232

Total	$125,870	$125,870	$1,411,445	$1,411,445	$1,537,315

(1)
As of March 31, 2012 and December 31, 2011, the Company did not record any OTTI on these assets.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Joint Interest and Other Receivables

        Joint interest and other receivables result primarily from billing shared costs under the respective operating agreements to the Company's partners. As of March 31, 2012 and December 31, 2011, the balance due primarily from the Company's partners in the U.S. Gulf of Mexico and West Africa totaled $37.1 million and $46.7 million, respectively. These are usually settled within 30 days of the invoice date. In addition, other receivables which primarily include accrued interest on investment securities were $9.1 million and $10.3 million as of March 31, 2012 and December 31, 2011, respectively.

8. Inventory

        Inventories consist of various tubular and wellhead products that are used in the Company's drilling programs. The products are stated at the lower of cost or market. Cost is determined on the weighted average method and consists of purchase price and other directly attributable costs.

9. Property, Plant, and Equipment

        Property, plant, and equipment is stated at cost less accumulated depreciation/amortization and consisted of the following:

	Estimated Useful Life (Years)	March 31, 2012	December 31, 2011
		($ in Thousands)
Oil and Gas Properties:
Unproved oil and gas properties		$701,892	$701,892
Less: accumulated valuation allowance		(21,289)	(18,275)

		680,603	683,617
Exploratory wells in process		259,950	178,338

Total oil and gas properties, net		940,553	861,955
Other Property and Equipment:
Computer equipment and software	3	2,891	2,847
Office equipment and furniture	3	1,134	1,114
Vehicles	3	129	129
Leasehold improvements	3	1,608	836

		5,762	4,926
Less: accumulated depreciation and amortization		(3,756)	(3,555)

Total other property and equipment, net		2,006	1,371

Property, plant, and equipment, net		$942,559	$863,326

        The Company recorded $0.2 million, $0.2 million and $3.8 million of depreciation and amortization expense for the three months ended March 31, 2012 and 2011, and for the period November 10, 2005 (inception) through March 31, 2012, respectively.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Property, Plant, and Equipment (Continued)

Unproved Oil and Gas Properties

        On December 20, 2011, the Company acquired a 40% working interest in Block 20 offshore Angola for a total consideration of $347.1 million, of which $337.1 million is contractually scheduled to be paid over five years commencing in January 2012. In addition to the Block 20 interests, the Company has $10.8 million of unproved property acquisition costs relating to 40% interests in Blocks 9 and 21 offshore Angola and Gabon. No significant impairment of these properties has been recognized since the Company intends to continue exploration and development of these properties. The Company also has $322.7 million of unproved property acquisition costs, net of valuation allowance, relating to its U.S. Gulf of Mexico properties. As of March 31, 2012 and December 31, 2011, the Company has a net total of $680.6 million and $683.6 million, respectively, of unproved property acquisition costs on the condensed consolidated balance sheets.

        Acquisition costs of unproved leasehold properties are assessed for impairment during the holding period and transferred to proved oil and gas properties to the extent associated with successful exploration activities. Significant unproved leases are assessed individually for impairment based on the Company's current exploration plans and an allowance is provided if impairment is indicated. Unproved oil and gas leases for properties in the U.S. Gulf of Mexico with carrying value greater than $1 million are assessed individually for impairment, based on the Company's current exploration plans, and amortized, if impairment is indicated. Leases that are individually less than $1.0 million in carrying value or are near expiration are amortized on a group basis over the average terms of the leases, at rates that provide for full amortization of leases upon lease expiration. These leases have expiration dates ranging from 2012 through 2020. As of March 31, 2012 and December 31, 2011, the balance for unproved leaseholds that were subject to amortization before impairment provision was $73.9 million and $65.1 million, respectively. For the three months ended March 31, 2012 and 2011, and for the period November 10, 2005 (inception) through March 31, 2012, the Company recorded $3.0 million, $2.5 million, and $21.4 million, respectively, as an allowance on its unproved leasehold properties which are reflected in dry hole expense and impairment in accompanying condensed consolidated statements of operations.

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

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Property, Plant, and Equipment (Continued)

        The following table reflects the Company's net changes in and the cumulative costs of capitalized exploratory well costs (excluding any related leasehold costs):

	March 31, 2012	December 31, 2011
	($ in thousands)
Beginning of period	$178,338	$106,881
Addition to capitalized exploratory well cost pending determination of proved reserves
U.S. Gulf of Mexico:
Shenandoah #1 Exploratory Well	198	(53)
Heidelberg #1 Exploratory Well	(468)	—
Heidelberg #2 Appraisal Well	—	5,999
Heidelberg #3 Appraisal Well	7,583	4,056
Heidelberg #3 Appraisal Well Side Track	2,310	—
Ligurian #2 Exploratory Well	17,383	2,034
Criollo #1 Exploratory Well	—	(822)
West Africa:
Bicuar #1 Exploratory Well pre-spud costs(1)	(3,035)	25,444
Cameia #1 Exploratory Well	36,284	71,405
Cameia #2 Appraisal Well	23,667	—
Reclassifications to wells, facilities, and equipment based on determination of proved reserves	—	—
Amounts charged to expense(2)	(2,310)	(36,606)

End of period	$259,950	$178,338

(1)
The amount of $3,035 represents pre-spud mobilization and insurance costs allocated to the Bicuar #1 pre-salt exploratory well planned as one of two exploratory wells initially scheduled to be drilled offshore Angola. With the success of the Cameia #1 exploratory well, the drilling of the Cameia #2 appraisal well was substituted for the Bicuar #1 pre-salt exploratory well. Hence these costs were reallocated to the Cameia #2 appraisal well.

(2)
These amounts represent impairment charges on exploratory wells.

	Spud Year	March 31, 2012	December 31, 2011
		($ in thousands)
Cumulative costs:
U.S. Gulf of Mexico
Shenandoah #1 Exploratory Well	2008	$69,667	$69,468
Heidelberg #1 Exploratory Well	2008	19,772	20,240
Ligurian #1 Exploratory Well	2009	8,100	8,100
Ligurian #2 Exploratory Well	2011	19,416	2,034
Heidelberg #3 Appraisal Well	2011	11,639	4,056

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Property, Plant, and Equipment (Continued)

	Spud Year	March 31, 2012	December 31, 2011
		($ in thousands)
West Africa:
Bicuar #1 Exploratory Well	2011	—	3,035
Cameia #1 Exploratory Well	2011	107,689	71,405
Cameia #2 Appraisal Well	2012	23,667	—

		$259,950	$178,338

Exploratory Well costs capitalized for a period greater than one year after completion of drilling at March 31, 2012 (included in table above)		$97,539	$97,808

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

        As of March 31, 2012, no exploratory wells have been drilled by the Company offshore Gabon.

10. Other Assets

        Costs associated with the mobilization and equipment upgrades of the Ensco 8503 drilling rig and subsea containment were deferred in other assets. In January 2012, the Company started amortizing these costs to the respective exploratory wells over the term of the Ensco 8503 drilling contract. These costs are capitalized to oil and gas properties as exploratory drilling costs. For the three months ended March 31, 2012, the costs capitalized to oil and gas properties totaled $3.0 million. As of March 31, 2012 and December 31, 2011, the accumulated costs, net of amortization, associated with the Ensco 8503 drilling rig and subsea containment in other assets were $8.8 million and $12.1 million, respectively.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11. Contractual Obligations

        The short-term and long-term contractual obligations consist of the following:

	March 31, 2012	December 31, 2011
	($ in thousands)
Short-term Contractual Obligations:
Social obligation payments for Block 9, offshore Angola	$150	$1,300
Social obligation payments for Block 21, offshore Angola	300	2,600
Social obligation and bonus payments for Block 20, offshore Angola	48,569	128,565

	$49,019	$132,465

Long-term Contractual Obligations:
Social obligation payments for Block 9, offshore Angola	$848	$800
Social obligation payments for Block 21, offshore Angola	1,684	1,600
Social obligation and bonus payments for Block 20, offshore Angola	165,706	208,561

	$168,238	$210,961

12. Stockholders' Equity

        On April 15, 2011, the Company issued 35,650,000 shares of its common stock at a public offering price of $14.00 per share.

        On December 21, 2011, the Company withheld and cancelled an aggregate amount of 13,763 shares of its common stock, at a price of $13.85 per share, to satisfy tax withholding obligations of certain of its employees that arose upon the lapse of restrictions on restricted stock.

        On January 15, 2012, the Company withheld the issuance of an aggregate amount of 9,127 shares of its common stock, at a price of $18.74 per share, to satisfy tax withholding obligations of certain of its officers that arose upon the distribution of deferred stock compensation.

        On February 29, 2012, the Company issued 18,050,000 shares of common stock at a public offering price of $28.00 per share.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Seismic and Exploration Expenses

        Seismic and exploration expenses consisted of the following:

	Three Months Ended March 31,		For the Period November 10, 2005 (Inception) through March 31, 2012
	2012	2011
	($ in Thousands)
Seismic data costs(1)	$15,214	$756	$289,688
Leasehold delay rentals	1,409	1,035	27,929
Force Majeure expense(2)	—	—	13,549
Drilling rig acceptance expense	727	649	14,774

	$17,350	$2,440	$345,940

(1)
These amounts for the period November 10, 2005 (inception) through March 31, 2012 reflect a recovery of $25,126 of past seismic costs incurred by the Company from its joint venture partners.

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

        On February 24, 2012, the Company amended certain terms and conditions of its restricted stock units (RSUs) award agreement which resulted in the Company using the fair value of its common stock as of the date of such amendments to recognize the equity based compensation expense for the RSUs that vested during the first quarter of 2012 as well as the RSUs that are expected to vest during the remainder of 2012. The Company also amended certain terms and conditions of its non-qualified stock option (NQSO) Agreement. These amendments have no impact on the equity-based stock compensation expense relating to the NQSOs.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

14. Equity Based Compensation (Continued)

        The following table summarizes grant, vesting and forfeiture information about the Company's restricted stock and restricted stock units from December 31, 2011 to March 31, 2012:

	Number of shares relating to Restricted Stock	Weighted Average Grant Date Fair Value Per Share	Number of shares relating Restricted Stock Units		Weighted Average Grant Date Fair Value Per Unit
Non-vested at December 31, 2011	4,599,783	$11.27		198,838	$12.45
Granted	272,810	$29.77		—	—
Vested	(93,594)	$19.73		(74,537)	$30.50
Forfeited or expired	—	—		—	—

Non-vested at March 31, 2012	4,778,999	$12.15		124,301	$30.50

Weighted-average period remaining	2.5 years			1.71 years

Unrecognized compensation ($ in thousands)	$34,385		$	**

**
The Restricted Stock Units ("RSUs") will vest in amounts of up to 200% of the target amount of shares of common stock, on the applicable vesting dates and contingent upon the recipient's continued service at such vesting dates and based upon the achievement of successful drilling results as defined in the RSU award agreement. Compensation cost will be recognized as and when the performance conditions are satisfied or when the Company determines that the achievement of the performance condition is probable. For the three months ended March 31, 2012, the Company recognized $2.8 million of stock compensation for the RSUs based on the performance targets achieved from the success of the Cameia #1 exploratory well and approved by the Compensation Committee during the first quarter of 2012, and the probable achievement of performance targets during the remainder of 2012.

        There were no restricted stock unit awards granted to non-employee directors during the three months ended March 31, 2012. As of March 31, 2012, the Company has granted a cumulative total of 104,741 restricted stock units to non-employee directors. During the three months ended March 31, 2012 and 2011, the Company also granted 4,169 and 5,163 shares of common stock, respectively, as retainer awards to non-employee directors who elected to be compensated by stock in lieu of cash payments.

        Non-Qualified Stock Options.    The Company grants non-qualified stock options to employees at an exercise price equal to the market value of the Company's common stock on the grant date. The non-qualified stock option awards granted in December 2010 have contractual terms of 10 years and vest ratably over the requisite service period from date of grant. The non-qualified stock option awards granted in February 2012 have contractual terms of 10 years and are scheduled to vest on December 31, 2014. There were no non-qualified stock options granted prior to December 3, 2010.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

14. Equity Based Compensation (Continued)

        The fair value of each stock option granted is determined using the Black-Scholes-Merton option-pricing model based on several assumptions. These assumptions are based on management's best estimate at the time of grant. The Company used the following weighted average of each assumption based on the grants issued during the three months ended March 31, 2012 (there were no new stock options granted in 2011):

2012
Expected Term in Years	6.50
Expected Volatility	54.92%
Expected Dividends	0%
Risk-Free Interest Rate	4.61%

        The Company estimates expected volatility based on its historical stock price since the IPO in December 2009. The Company estimates the expected term of its option awards based on the vesting period and average remaining contractual term, referred to as the "simplified method". The Company uses this method to provide a reasonable basis for estimating its expected term based on a lack of sufficient historical employee exercise data on stock option awards.

        A summary of the stock options activities for the year ended March 31, 2012 is presented below:

	Number of Stock Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at January 1, 2012	1,133,960	$12.45	8.9	$3,481
Granted	457,704	$30.50	9.9	$—
Exercised	(3,919)	$12.45	—	$(71)
Forfeited or expired	—	—	—	$—

Outstanding at March 31, 2012	1,587,745	$17.65	9.3	$19,651

Vested as of March 31, 2012	283,490	$12.45	9.3	$4,984

Exercisable at March 31, 2012	279,571	$12.45	9.3	$4,915

        The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2012 was $17.92 per option, using the Black-Scholes option-pricing model. As of March 31, 2012, $12.8 million of total unrecognized compensation cost related to stock option is expected to be recognized over a weighted-average period of 2.71 years.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

14. Equity Based Compensation (Continued)

        The table below summarizes the equity-based compensation costs, net of forfeitures, recognized for the three months ended March 31, 2012 and 2011, and for the period November 10, 2005 (inception) through March 31, 2012:

	Three Months Ended March 31,		For the Period November 10, 2005 (Inception) through March 31, 2012
	2012	2011
	($ in thousands)
Restricted stock:
Employees	$2,998	$3,131	$36,213
Non-employee directors	242	143	1,554
Stock options:
Employees	569	613	2,511
Restricted stock units (performance-based)	2,827	—	2,827
Deferred stock compensation(1)	—	—	1,828

	$6,636	$3,887	$44,933

(1)
In December 2008, the Company adopted a deferred compensation plan and provided certain executive officers the opportunity to defer under the Plan all or a portion of their salary and/or annual bonus for 2009. Amounts deferred under the Plan generally are deemed to be invested in a money market account prior to the IPO and shares of the Company's common stock following the IPO. The deferred amounts were distributed to these executive officers on January 15, 2012 in the form of 121,637 shares of the Company's common stock.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

15. Segment Information

        As described in Note 1, "Organization and Operations", the Company currently has two geographic operating segments for its exploratory operations. The operating segments are focused in the deepwater U.S. Gulf of Mexico and offshore West Africa. The following tables provide the geographic operating segment information for the three months ended March 31, 2012 and 2011:

	U.S. Gulf of Mexico	West Africa	Total
	($ in thousands)
Three months ended March 31, 2012
Operating costs and expense	$24,671	$13,044	$37,715
Interest income	(1,184)	—	(1,184)

Net income (loss)	$(23,487)	$(13,044)	$(36,531)

Net properties and equipment	$453,046	$489,513	$942,559

Three months ended March 31, 2011
Operating costs and expense	$14,472	$2,283	$16,755
Interest income	(697)	—	(697)

Net income (loss)	$(13,775)	$(2,283)	$(16,058)

Net properties and equipment	$440,584	$20,903	$461,487

16. Contingencies

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, those set forth in "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" and the other matters set forth in this Quarterly Report on Form 10-Q. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

        We are an independent, oil-focused exploration and production company with a world-class below salt prospect inventory in the deepwater of the U.S. Gulf of Mexico and offshore Angola and Gabon in West Africa. All of our prospects are oil-focused. In the U.S. Gulf of Mexico, we have drilled as operator two exploratory wells (Ligurian #1 and Criollo #1) and participated as non-operator in three exploratory wells (Heidelberg #1, Shenandoah #1 and Firefox #1) and two appraisal wells (Heidelberg #2 and Heidelberg #3). These drilling efforts have resulted in the discovery of oil at Shenandoah and the discovery and successful appraisal of an oil accumulation at Heidelberg. We are currently drilling as operator the Ligurian #2 exploratory well. Offshore Angola, we have drilled as operator the Cameia #1 exploratory well on Block 21 which resulted in the Cameia pre-salt oil discovery. We are currently drilling as operator the Cameia #2 appraisal well. We continue to mature high impact prospects in our portfolio for upcoming exploratory drilling in both the deepwater of the U.S. Gulf of Mexico and the deepwater offshore Angola and Gabon. In addition, we will progress our existing discoveries toward development and production through follow-on appraisal drilling and pre-development planning activities.

First Quarter 2012 Operational Highlights

  •
  On January 10, 2012, we announced that the results our of Cameia #1 exploratory well confirmed (i) our West Africa pre-salt geologic model, (ii) a significant oil column with high quality volatile oil, (iii) anticipated net pay estimates that were better than we originally expected, (iv) a high quality carbonate reservoir, and (v) that our drilling had not encountered an oil-to-water contact.

  •
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

  •
  On February 27, 2012, we spud the Cameia #2 appraisal well, which will be drilled to a planned total depth of up to 18,000 feet. The Cameia #2 appraisal well is expected to take 100-120 days to drill, followed by an evaluation period based on the well's results. The Cameia #2 appraisal well will help to determine the extent of the Cameia pre-salt oil discovery as well as test the upside potential in the deeper intervals not tested by the Cameia #1 exploratory well.

  •
  Our existing contract with Z North Sea, Ltd., a subsidiary of Diamond Offshore Company ("Diamond"), for the Ocean Confidence drilling rig allows us to drill one additional well following the completion of drilling operations on our Cameia #2 appraisal well. On April 27, 2012, we executed a letter agreement with Diamond that extends the Ocean Confidence drilling contract by allowing us to use the Ocean Confidence drilling rig for an incremental additional well slot, meaning that we will be able to use the Ocean Confidence to drill two wells offshore Angola following our Cameia #2 appraisal well. In return for this additional well slot, we have agreed to allow another operator to use the Ocean Confidence to drill one well offshore Congo, which will be drilled immediately after our Cameia #2 appraisal well and before our next two wells. We expect this offshore Congo well, including mobilization and demobilization, will take approximately 120 days to drill. Our first well following our Cameia #2 appraisal well will be at a rate of $375,000 per day and the second well will be at a rate of $430,000 per day.

  •
  We expect to complete the acquisition of approximately 4,200 square kilometers of 3-D seismic data on Block 20 offshore Angola within the next week, and are already currently processing this data.

  •
  On January 1, 2012, we spud the Ligurian #2 exploratory well on Green Canyon Block 814 in the U.S. Gulf of Mexico. The Ligurian #2 exploratory well was designed to test the northwest flank of the field discovered by the Heidelberg #1 well and to evaluate deeper Miocene formations. As of April 30, 2012, we had drilled through the interval discovered by the Heidelberg #1 exploratory well and we did not encounter commercial hydrocarbons. Our drilling operations continue as we have yet to reach the deeper Miocene formations. We anticipate announcing the results of the deeper Miocene formations in the Ligurian #2 exploratory well in May. After completion of drilling activities on the Ligurian #2 exploratory well, we will immediately move the Ensco 8503 drilling rig to our North Platte #1 exploratory well location.

  •
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

First Quarter 2012 Financial Highlights

  •
  We recorded a net loss of approximately $36.5 million, a 127% increase from the first quarter of 2011.

  •
  Total operating expenses were approximately $37.7 million, a 125% increase from the first quarter of 2011.

  •
  Cash expenditures, excluding changes in working capital, were approximately $236.3 million, which includes the approximate $123 million we funded in January 2012 to satisfy our initial obligations under our Production Sharing Contract for Block 20 offshore Angola.

  •
  On February 29, 2012, we completed a registered underwritten offering of 18,050,000 shares of our common stock at a public offering price of $28.00 per share, resulting in net proceeds to us, after expenses and underwriting discounts, of approximately $489.5 million. Including the net proceeds from this offering, our existing cash and investments on hand and restricted funds as of March 31, 2012, we have approximately $1.8 billion of liquidity.

Results of Operations

        We operate our business in two geographic segments: the U.S. Gulf of Mexico and West Africa. The discussion of the results of operations and the period-to-period comparisons presented below for each operating segment and our consolidated operations analyzes our historical results. The following discussion may not be indicative of future results.

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

	Three Months Ended March 31,
	2012	2011	Increase (Decrease)%
	($ in thousands)
U.S. Gulf of Mexico Segment:
Oil and gas revenue	$—	$—	$—	—
Operating costs and expenses:
Seismic and exploration	6,164	1,987	4,177	210.22%
Dry hole expense and impairment	5,324	2,514	2,810	111.77%
General and administrative	13,017	9,797	3,220	32.87%
Depreciation and amortization	166	174	(8)	(4.60)%

Total operating costs and expenses	24,671	14,472	10,199	70.47%

Operating income (loss)	(24,671)	(14,472)	10,199	70.47%
Other income:
Interest income	1,184	697	487	69.87%

Total other income	1,184	697	487	69.87%

Net income (loss) before income tax	(23,487)	(13,775)	9,712	70.50%
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(23,487)	$(13,775)	$9,712	70.50%

West Africa Segment:
Oil and gas revenue	$—	$—	$—	—
Operating costs and expenses:
Seismic and exploration	11,186	453	10,733	2369.32%
Dry hole expense and impairment	—	—	—	—
General and administrative	1,823	1,821	2	0.11%
Depreciation and amortization	35	9	26	288.89%

Total operating costs and expenses	13,044	2,283	10,761	471.35%

Operating income (loss)	(13,044)	(2,283)	10,761	471.35%
Other income:
Interest income	—	—	—	—

Total other income	—	—	—	—

Net income (loss) before income tax	(13,044)	(2,283)	10,761	471.35%
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(13,044)	$(2,283)	$10,761	471.35%

Consolidated Operations:
Oil and gas revenue	$—	$—	$—	—
Operating costs and expenses:
Seismic and exploration	17,350	2,440	14,910	611.07%
Dry hole expense and impairment	5,324	2,514	2,810	111.77%
General and administrative	14,840	11,618	3,222	27.73%
Depreciation and amortization	201	183	18	9.84%

Total operating costs and expenses	37,715	16,755	20,960	125.10%

Operating income (loss)	(37,715)	(16,755)	20,960	125.10%
Other income:
Interest income	1,184	697	487	69.87%

Total other income	1,184	697	487	69.87%

Net income (loss) before income tax	(36,531)	(16,058)	20,473	127.49%
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(36,531)	$(16,058)	$20,473	127.49%

U.S. Gulf of Mexico Segment:

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the three months ended March 31, 2012 and 2011, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the three months ended March 31, 2012 and 2011:

        Seismic and exploration.    Seismic and exploration costs increased by $4.2 million during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. The increase was primarily due to an increase of $4.2 million for the purchase of seismic data over prospects in the U.S. Gulf of Mexico, an increase of $0.4 million in lease rental costs and a decrease of $0.4 million in rig related charges. The seismic and exploration costs incurred for the three months ended March 31, 2012 consisted of (i) $4.2 million incurred for seismic data acquisition for the U.S. Gulf of Mexico. (ii) $1.4 million for leasehold delay rentals and (iii) $0.6 million of other technical study costs.

        Dry hole expense and impairment.    Dry hole expense and impairment increased by $2.8 million during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. The increase is due to $2.3 million recorded during the quarter for the impairment to dry hole expense for the Heidelberg #3 sidetrack well and an increase of $0.5 million in the allowance for future impairment of the carrying value of our unproved leasehold properties. For the three months ended March 31, 2012, we recorded an allowance of $3.0 million against future impairment on the carrying value of our unproved leasehold properties that are individually less than $1 million or are near expiration and $2.3 million related to the Heidelberg #3 sidetrack appraisal well.

        General and administrative.    General and administrative costs increased by $3.2 million during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The increase in general and administrative costs during this period was primarily attributed to a $3.5 million increase in staff related expenses which includes equity compensation, a $1.8 million increase in office related expenses, offset by an increase of $2.1 million in recoveries from partners due to the increase in operating activity.

        Depreciation and amortization.    Depreciation and amortization did not materially change from the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

        Other income.    Other income increased by $0.5 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The increase was due to an increase in interest recognized on investment securities.

        Income tax expense/benefit.    No income tax benefit has been reflected since a full valuation allowance has been established against the deferred tax asset that would have been generated as a result of the operating results.

West Africa Segment:

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the three months ended March 31, 2012 and 2011, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the three months ended March 31, 2012 and 2011:

        Seismic and exploration.    Seismic and exploration costs increased by $10.7 million during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. The increase was primarily due to the acquisition of seismic data on Block 20 offshore Angola. The seismic and exploration costs incurred for the three months ended March 31, 2012 consisted of (i) $10.7 million incurred for seismic data acquisition and processing for offshore West Africa, and (ii) $0.5 million for other technical studies.

        Dry hole expense and impairment.    No dry hole or impairment charges were incurred during the periods ending March 31, 2012 or March 31, 2011.

        General and administrative.    General and administrative costs did not change significantly for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

        Depreciation and amortization.    Depreciation and amortization did not materially change from the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

        Other income.    No other income was recorded during the periods ending March 31, 2012 as compared to the three months ended March 31, 2011.

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

        As of March 31, 2012, we had approximately $1.8 billion in liquidity, which includes cash and cash equivalents, short-term restricted funds, short-term investments, long-term restricted funds and long-term investments. This amount does not include the Total carry, of which approximately $172 million remains available to us, or any success payments of up to $180 million Total is obligated to pay us pursuant to the terms of our U.S. Gulf of Mexico alliance. We expect to expend approximately $550 to $650 million for our ongoing operations and general corporate purposes in 2012. First quarter cash expenditures, excluding changes in working capital, were approximately $236.3 million, which includes the approximate $123 million we funded in January 2012 to satisfy our initial obligations under our Production Sharing Contract for Block 20 offshore Angola. We expect that our existing cash on hand will be sufficient to fund our planned exploration and appraisal drilling program at least through the end of 2013. However, we may require additional funds earlier than we currently expect in order to execute our strategy as planned. We may seek additional funding through asset sales, farm-out arrangements and equity and debt financings. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our existing stockholders. For example, if we raise additional funds by issuing additional equity securities, further dilution to our existing stockholders will result. If we are unable to obtain funding on a timely basis or on acceptable terms, we may be required to significantly curtail one or more of our exploration and appraisal drilling programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our prospects which we would otherwise develop on our own, or with a majority working interest.

Cash Flows

	Three Months Ended March 31,
	2012	2011
	($ in thousands)
Net cash provided by (used in):
Operating Activities	$(57,444)	$(22,197)
Investing Activities	(444,441)	(95,323)
Financing Activities	489,317	—

        Operating activities.    Net cash used in operating activities for the three months ended March 31, 2012 was $57.4 million compared with net cash used in operating activities of $22.2 million for the three months ended March 31, 2011. The increase was attributed primarily to drilling activities in both the U.S. Gulf of Mexico and West Africa.

        Investing activities.    Net cash used in investing activities for the three months ended March 31, 2012 was $444.4 million compared with net cash used in investing activities of $95.3 million for the three months ended March 31, 2011. The increase in net cash used in investing activities for the three months ended March 31, 2012 was primarily attributed to the investment of proceeds from the follow-on public offering of our common stock that closed on February 29, 2012.

        Financing activities.    Net cash from financing activities for the three months ended March 31, 2012 was $489.3 million compared with zero for the three months ended March 31, 2011. The increase is the result of the follow-on public offering of our common stock that closed February 29, 2012.

Critical Accounting Policies

        Our significant accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements included in our 2011 Annual Report on Form 10-K for the year ended December 31, 2011. Also refer to the Notes to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There have been no material changes in market risk from the information provided under Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" in our 2011 Annual Report on Form 10-K for the year ended December 31, 2011.

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

        There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Mine Safety Disclosures

        Not applicable.

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

Dated: May 1, 2012

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