Form 10-Q
period 2012-06-30
Cobalt International Energy, Inc.
filed 2012-07-31
CIK 1471261

Use these links to rapidly review the document

PART I—FINANCIAL INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or
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

        Number of shares of the registrant's common stock outstanding at June 30, 2012: 410,595,026 shares.

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

COBALT INTERNATIONAL ENERGY, INC.

Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	6
Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2012 and 2011, and for the period November 10, 2005 (Inception) through June 30, 2012	7
Condensed Consolidated Statements of Changes in Partners' Capital and Stockholders' Equity for the Six Months Ended June 30, 2012 and for the period November 10, 2005 (Inception) through June 30, 2012	8
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011, and for the period November 10, 2005 (Inception) through June 30, 2012	9
Notes to Condensed Consolidated Financial Statements	10

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
	($ in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$242,070	$292,546
Joint interest and other receivables	50,964	56,983
Prepaid expenses and other current assets	24,841	22,214
Inventory	38,823	36,049
Short-term restricted funds	118,796	69,009
Short-term investments	842,198	858,293

Total current assets	1,317,692	1,335,094
Property, plant, and equipment:
Oil and gas properties, successful efforts method of accounting, net of accumulated depletion of $-0-	928,185	861,955
Other property and equipment, net of accumulated depreciation and amortization of $4,068 and $3,555, as of June 30, 2012 and December 31, 2011, respectively	3,142	1,371

Total property, plant, and equipment, net	931,327	863,326

Long-term restricted funds	395,003	270,235
Long-term investments	81,854	47,232
Other assets	5,735	12,057

Total assets	$2,731,611	$2,527,944

Liabilities and Stockholders' Equity
Current liabilities:
Trade and other accounts payable	$24,512	$71,186
Accrued liabilities	86,708	34,418
Short-term contractual obligations	49,019	132,465

Total current liabilities	160,239	238,069

Long-term contractual obligations	168,238	210,961
Stockholders' Equity:
Common stock, $0.01 par value per share; 2,000,000,000 shares authorized, 406,488,531 and 387,531,630 issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	4,065	3,875
Additional paid-in capital	3,221,159	2,719,875
Deficit accumulated during the development stage	(822,090)	(644,836)

Total stockholders' equity	2,403,134	2,078,914

Total liabilities and stockholders' equity	$2,731,611	$2,527,944

See accompanying notes.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

					For the Period November 10, 2005 (Inception) Through June 30, 2012
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in thousands except per share data)
Oil and gas revenue	$—	$—	$—	$—	$—
Operating costs and expenses:
Seismic and exploration	12,006	4,813	29,355	7,253	357,945
Dry hole expense and impairment	111,355	2,506	116,679	5,019	221,326
General and administrative	18,482	13,038	33,322	24,656	251,301
Depreciation and amortization	312	179	513	363	4,068

Total operating costs and expenses	142,155	20,536	179,869	37,291	834,640

Operating income (loss)	(142,155)	(20,536)	(179,869)	(37,291)	(834,640)
Other income:
Interest income	1,432	1,058	2,615	1,755	12,550

Total other income	1,432	1,058	2,615	1,755	12,550

Net income (loss) before income tax	(140,723)	(19,478)	(177,254)	(35,536)	(822,090)
Income tax expense	—	—	—	—	—

Net income (loss)	$(140,723)	$(19,478)	$(177,254)	$(35,536)	$(822,090)

Basic and diluted income (loss) per share	$(0.35)	$(0.05)	$(0.44)	$(0.10)

Basic and diluted weighted average common shares outstanding	406,122,827	386,731,150	400,113,132	366,127,558

See accompanying notes.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Condensed Consolidated Statements of Changes in Partners' Capital and Stockholders' Equity

(Unaudited)

	General Partner	Class A Limited Partners	Class B Limited Partners	Class C Limited Partners	Common Stock	Additional Paid-in Capital	Accumulated Deficit During Development Stage	Total
	($ in thousands)
Balance, November 10, 2005 (Inception)	$—	$—	$—	$—	$—	$—	$—	$—
Class A limited partners' contributions	—	1,256,738	—	—	—	—	—	1,256,738
Class B & C limited partners' equity compensation	—	—	6,984	734	—	—	—	7,718
Common stock issued upon corporate reorganization	—	(1,256,738)	(6,984)	(734)	2,743	1,261,713	—	—
Common stock issued at initial public offering, net of offering costs	—	—	—	—	630	806,629	—	807,259
Common stock issued at private placement	—	—	—	—	32	42,156	—	42,188
Common stock issued at the closing of the over-allotment portion of initial public offering, net of offering costs	—	—	—	—	80	101,176	—	101,256
Common stock issued at public offering, net of costs	—	—	—	—	357	477,846	—	478,203
Common stock issued for restricted stock and stock options	—	—	—	—	34	(34)	—	—
Equity based compensation	—	—	—	—	—	30,579	—	30,579
Common stock withheld for taxes on equity based compensation	—	—	—	—	(1)	(190)	—	(191)
Net income (loss)	—	—	—	—	—	—	(644,836)	(644,836)

Balance, December 31, 2011	—	—	—	—	3,875	2,719,875	(644,836)	2,078,914
Common stock issued at public offering, net of costs	—	—	—	—	181	489,307	—	489,488
Common stock issued for restricted stock	—	—	—	—	9	(9)	—	—
Equity based compensation	—	—	—	—	—	11,988	—	11,988
Exercise of stock options	—	—	—	—	—	168	—	168
Common stock withheld for taxes on equity based compensation	—	—	—	—	—	(170)	—	(170)
Net income (loss)	—	—	—	—	—	—	(177,254)	(177,254)

Balance, June 30, 2012	$—	$—	$—	$—	$4,065	$3,221,159	$(822,090)	$2,403,134

        See accompanying notes.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,		For the Period November 10, 2005 (Inception) Through June 30, 2012
	2012	2011
	($ in thousands)
Cash flows provided from operating activities
Net income (loss)	$(177,254)	$(35,536)	$(822,090)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	513	363	4,068
Dry hole expense and impairment of unproved properties	116,679	5,019	221,326
Equity based compensation	11,988	7,507	50,284
Amortization of premium (accretion of discount) on investment securities	8,956	4,276	25,147
Other	—	—	558
Changes in operating assets and liabilities:
Joint interest and other receivables	15,633	(6,420)	(42,968)
Inventory	(2,774)	(5,581)	(38,823)
Prepaid expense and other assets	(3,695)	1,522	(30,576)
Trade and other accounts payable	(46,673)	(6,638)	24,512
Accrued liabilities and other	(5,927)	(3,516)	34,793

Net cash provided by (used in) operating activities	(75,164)	(39,004)	(573,769)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(122,851)	—	(826,957)
Capital expenditures for other property and equipment	(2,284)	(489)	(7,210)
Exploratory wells drilling in process	(128,012)	(6,237)	(392,383)
Proceeds from sale of oil and gas properties	—	—	339,001
Change in restricted cash	3,228	(609)	(336,903)
Proceeds from maturity of investment securities	536,595	726,799	2,051,425
Purchase of investment securities	(751,474)	(1,270,381)	(3,185,515)

Net cash provided by (used in) investing activities	(464,798)	(550,917)	(2,358,542)

Cash flows from financing activities
Capital contributions prior to IPO—Class A limited partners	—	—	1,256,180
Proceeds from initial public offering, net of costs	—	—	950,702
Proceeds from public offering, net of costs	489,488	478,317	967,692
Payments for common stock withheld for taxes on equity based compensation	(170)	—	(361)
Proceeds from stock option exercise	168	—	168

Net cash provided by (used in) financing activities	489,486	478,317	3,174,381

Net increase (decrease) in cash and cash equivalents	(50,476)	(111,604)	242,070
Cash and cash equivalents, beginning of period	292,546	302,720	—

Cash and cash equivalents, end of period	$242,070	$191,116	$242,070

Non-Cash Disclosures
Capital expenditures in liabilities	$269,172	$—	$269,172
Transfer of investment securities to and from restricted funds	$179,310	$—	$179,310

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

Operations

        The Company is an independent, oil-focused exploration and production company with a world-class below salt prospect inventory in the deepwater of the U.S. Gulf of Mexico and offshore Angola and Gabon in West Africa. All of the Company's prospects are oil-focused. Offshore Angola, the Company has drilled as operator the Cameia #1 exploratory well on Block 21 which resulted in the Cameia pre-salt oil discovery, and the Cameia #2 appraisal well. In the U.S. Gulf of Mexico, the Company has drilled as operator three exploratory wells (Ligurian #1 and #2 and Criollo #1), and participated as non-operator in three exploratory wells (Heidelberg #1, Shenandoah #1 and Firefox #1) and two appraisal wells (Heidelberg #2 and Heidelberg #3). These drilling efforts have resulted in the Heidelberg and Shenandoah oil discoveries. The Company is currently drilling as operator the North Platte #1 exploratory well and participating as a non-operator in the Shenandoah #2 appraisal well. The Company continues to mature high impact prospects in its portfolio for upcoming exploratory drilling in both the deepwater of the U.S. Gulf of Mexico and the deepwater offshore Angola and Gabon. In addition, the Company will progress its existing discoveries toward development and production through follow-on appraisal drilling and pre-development planning activities.

        As of June 30, 2012, the Company had no proved oil and gas reserves.

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

        The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and the appropriate rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, the condensed unaudited consolidated financial statements do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be presented for the entire year. These condensed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

Recently Adopted Accounting Standards

        Effective January 1, 2012, the Company adopted the accounting standards update that required hierarchy classification for items whose fair value is only disclosed in the footnotes, additional disclosure about fair value measurements that involve significant unobservable inputs, including additional quantitative information about the unobservable inputs, a description of valuation techniques used, and a qualitative evaluation of the sensitivity of these measurements. The adoption of these standards has no material impact to the Company's financial statements.

Income (Loss) Per Share

        Basic income (loss) per share was calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the periods presented. The calculation of diluted income (loss) per share should include the potential dilutive impact of non-vested restricted shares, non-vested restricted stock units and outstanding stock options during the

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

period, unless their effect is anti-dilutive. For the three months and six months ended June 30, 2012, 5,693,908 shares of non-vested restricted stock, non-vested restricted stock units and outstanding stock options, respectively, were excluded from the diluted income (loss) per share because they are anti-dilutive. For the three months and six months ended June 30, 2011, 6,609,478 shares of non-vested restricted stock, non-vested restricted stock units and outstanding stock options, respectively, were excluded from the diluted income (loss) per share because they are anti-dilutive.

Investments

        The Company considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year are classified as long-term investments. Debt securities are carried at amortized costs and classified as held-to-maturity securities as the Company has the positive intent and ability to hold them until they mature. The net carrying value of held-to-maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity over the life of the securities. Held-to-maturity securities are stated at amortized cost, which approximates fair market value as of June 30, 2012 and December 31, 2011. Income related to these securities is reported as a component of interest income in the Company's condensed consolidated statement of operations. See Note 5—Investments.

        Investments are considered to be impaired when a decline in fair value is determined to be other-than-temporary. The Company conducts a regular assessment of its debt securities with unrealized losses to determine whether securities have other-than-temporary impairment ("OTTI"). This assessment considers, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, market conditions and whether the Company intends to sell or whether it is more likely than not that the Company will be required to sell the debt securities. As of June 30, 2012 and December 31, 2011, the Company has no OTTI in its debt securities.

3. Cash and Cash Equivalents

        Cash and cash equivalents consisted of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Cash at banks	$31,785	$2,992
Money market funds	99,782	104,805
Held-to-maturity securities(1)	110,503	184,749

	$242,070	$292,546

(1)
These securities mature three months or less from the date of purchase.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Restricted Funds

        Restricted funds consisted of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Short-term:
Ocean Confidence escrow account	$10,808	$10,804
Collateral on letters of credit for Angola	17,656	53,322
Ensco 8503 escrow account	90,332	4,883

	$118,796	$69,009

Long-term:
Ensco 8503 escrow account	$90,332	$181,159
Collateral on letters of credit for Angola	303,952	88,358
Other vendor restricted funds	719	718

	$395,003	$270,235

5. Investments

        The Company's investments in held-to-maturity securities, which are stated at amortized cost, were as follows as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(in thousands)
U.S. Treasury securities	$350,500	$379,618
Corporate bonds	738,307	535,846
Commercial paper	390,216	369,432
U.S. government agency securities	28,718	71,856
Municipal bonds	22,057	42,193
Certificates of deposit	7,005	12,500

Total	$1,536,803	$1,411,445

        The Company's condensed consolidated balance sheet included the following held-to-maturity securities:

	June 30, 2012	December 31, 2011
	(in thousands)
Cash and cash equivalents	$110,503	$184,749
Short-term investments	842,198	858,293
Short-term restricted funds	107,988	53,322
Long-term restricted funds	394,260	267,849
Long-term investments	81,854	47,232

	$1,536,803	$1,411,445

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Investments (Continued)

        The contractual maturities of these held-to-maturity securities as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	($ in thousands)
Within 1 year	$1,454,949	$1,454,949	$1,364,213	$1,364,213
After 1 year	81,854	81,854	47,232	47,232

	$1,536,803	$1,536,803	$1,411,445	$1,411,445

6. Fair Value Measurements

        The fair values of the Company's cash and cash equivalents, joint interest and other receivables, restricted funds and investments approximate their carrying amounts due to their short-term duration. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. The Company categorizes each of its fair value measurements as applicable to one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. The levels are:

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

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Fair Value Measurements (Continued)

        The following tables summarize the Company's significant financial instruments as categorized by the fair value measurement hierarchy:

	Level 1		Level 2
					Balance as of June 30, 2012
	Amortized Cost	Fair Value(1)	Amortized Cost	Fair Value(1)
	($ in Thousands)
Cash and cash equivalents:
Cash	$31,785	$31,785	$—	$—	$31,785
Money market funds	99,782	99,782	—	—	99,782
Commercial paper	—	—	110,503	110,503	110,503

Subtotal	131,567	131,567	110,503	110,503	242,070

Short-term restricted funds:
Money market funds	10,808	10,808	—	—	10,808
U.S. Treasury bills	—	—	17,656	17,656	17,656
U.S. Treasury notes	—	—	90,332	90,332	90,332

Subtotal	10,808	10,808	107,988	107,988	118,796

Short-term investments:
U.S. government agency securities	—	—	28,718	28,718	28,718
Corporate bonds	—	—	504,705	504,705	504,705
Municipal bonds	—	—	22,057	22,057	22,057
Commercial paper	—	—	279,713	279,713	279,713
Certificate of deposits	—	—	7,005	7,005	7,005

Subtotal	—	—	842,198	842,198	842,198

Long-term restricted funds:
Cash	719	719	—	—	719
Money market Funds	24	24	—	—	24
U.S. Treasury bills	—	—	89,677	89,677	89,677
U.S. Treasury notes	—	—	152,835	152,835	152,835
Corporate bonds	—	—	151,748	151,748	151,748

Subtotal	743	743	394,260	394,260	395,003

Long-term investments:
Corporate bonds	—	—	81,854	81,854	81,854

Subtotal	—	—	81,854	81,854	81,854

Total	$143,118	$143,118	$1,536,803	$1,536,803	$1,679,921

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

(1)
As of June 30, 2012 and December 31, 2011, the Company did not record any OTTI on these assets.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Joint Interest and Other Receivables

        Joint interest and other receivables result primarily from billing shared costs under the respective operating agreements to the Company's partners. As of June 30, 2012 and December 31, 2011, the balance due primarily from the Company's partners in the U.S. Gulf of Mexico and West Africa totaled $43.8 million and $46.7 million, respectively. These are usually settled within 30 days of the invoice date. In addition, other receivables which primarily include accrued interest on investment securities were $7.2 million and $10.3 million as of June 30, 2012 and December 31, 2011, respectively.

8. Inventory

        Inventories consist of various tubular and wellhead products that are used in the Company's drilling programs. The products are stated at the lower of cost or market. Cost is determined on the weighted average method and consists of purchase price and other directly attributable costs.

9. Property, Plant, and Equipment

        Property, plant, and equipment is stated at cost less accumulated depreciation/amortization and consisted of the following:

	Estimated Useful Life (Years)	June 30, 2012	December 31, 2011
		($ in Thousands)
Oil and Gas Properties:
Unproved oil and gas properties		$701,892	$701,892
Less: accumulated allowance for impairment		(73,751)	(18,275)

		628,141	683,617
Exploratory wells in process		300,044	178,338

Total oil and gas properties, net		928,185	861,955
Other Property and Equipment:
Computer equipment and software	3	3,542	2,847
Office equipment and furniture	3 - 5	1,221	1,114
Vehicles	3	194	129
Leasehold improvements	3 - 10	2,253	836

		7,210	4,926
Less: accumulated depreciation and amortization		(4,068)	(3,555)

Total other property and equipment, net		3,142	1,371

Property, plant, and equipment, net		$931,327	$863,326

        The Company recorded $0.3 million, $0.2 million, $0.5 million, $0.4 million and $4.1 million of depreciation and amortization expense for the three months ended June 30, 2012 and 2011, the six months ended June 30, 2012 and 2011, and for the period November 10, 2005 (inception) through June 30, 2012, respectively.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Property, Plant, and Equipment (Continued)

Unproved Oil and Gas Properties

        On December 20, 2011, the Company acquired a 40% working interest in Block 20 offshore Angola for a total consideration of $347.1 million, of which $337.1 million is contractually scheduled to be paid over five years commencing in January 2012. In addition to the Block 20 interests, the Company has $10.8 million of unproved property acquisition costs relating to its 40% interests in Blocks 9 and 21 offshore Angola and its 21.25% interest in the Diaba block offshore Gabon. The Company also has $270.2 million of unproved property acquisition costs, net of allowance for impairment, relating to its U.S. Gulf of Mexico properties. As of June 30, 2012 and December 31, 2011, the Company has a net total of $628.1 million and $683.6 million, respectively, of unproved property acquisition costs on the condensed consolidated balance sheets.

        Acquisition costs of unproved leasehold properties are assessed for impairment during the holding period and transferred to proved oil and gas properties to the extent associated with successful exploration activities. There are no impairment indicators to date that would require the Company to impair the unproved properties in Blocks 9 and 21 offshore Angola and in the Diaba block offshore Gabon. Unproved oil and gas leases for properties in the U.S. Gulf of Mexico with carrying value greater than $1 million are assessed individually for impairment, based on the Company's current exploration plans, and an allowance for impairment is provided, if impairment is indicated. Leases that are individually less than $1.0 million in carrying value or are near expiration are amortized on a group basis over the average terms of the leases, at rates that provide for full amortization of leases upon lease expiration. These leases have expiration dates ranging from 2012 through 2020. As of June 30, 2012 and December 31, 2011, the balance for unproved leaseholds that were subject to amortization before impairment provision was $64.8 million and $65.1 million, respectively. For the three and six months ended June 30, 2012 and 2011, and for the period November 10, 2005 (inception) through June 30, 2012, the Company recorded $52.5 million, $2.5 million, $55.5 million, $5 million, and $73.8 million, respectively, as an allowance for impairment on its unproved leasehold properties which are reflected in dry hole expense and impairment in accompanying condensed consolidated statements of operations.

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
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Property, Plant, and Equipment (Continued)

        The following table reflects the Company's net changes in and the cumulative costs of capitalized exploratory well costs (excluding any related leasehold costs) for the six months ended June 30, 2012 and for the year ended December 31, 2011:

	June 30, 2012	December 31, 2011
	($ in thousands)
Beginning of period	$178,338	$106,881
Addition to capitalized exploratory well cost pending determination of proved reserves
U.S. Gulf of Mexico:
Shenandoah #1 Exploratory Well	210	(53)
Shenandoah #2 Appraisal Well	1,195	—
Heidelberg #1 Exploratory Well	(422)	—
Heidelberg #2 Appraisal Well	—	5,999
Heidelberg #3 Appraisal Well	7,985	4,056
Heidelberg #3 Appraisal Well Side Track	4,108	—
Heidelberg Pre-Feed Study	1,000	—
Ligurian #2 Exploratory Well	46,961	2,034
Criollo #1 Exploratory Well	—	(822)
North Platte #1 Exploratory Well	3,688	—
West Africa:
Bicuar #1 Exploratory Well pre-spud costs(1)	(3,035)	25,444
Cameia #1 Exploratory Well	33,958	71,405
Cameia #2 Appraisal Well	86,223	—
Cameia Early Development	1,038	—
Reclassifications to wells, facilities, and equipment based on determination of proved reserves	—	—
Amounts charged to expense(2)	(61,203)	(36,606)

End of period	$300,044	$178,338

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
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Property, Plant, and Equipment (Continued)

(2)
These amounts represent impairment charges on exploratory wells, including $4.1 million for the Heidelberg #3 sidetrack well, $8.1 million for the Ligurian #1 exploratory well and $49.0 million for the Ligurian #2 exploratory well.

	Spud Year	June 30, 2012	December 31, 2011
		($ in thousands)
Cumulative costs:
U.S. Gulf of Mexico
Shenandoah #1 Exploratory Well	2008	$69,678	$69,468
Shenandoah #2 Appraisal Well	2012	1,195	—
Heidelberg #1 Exploratory Well	2008	19,818	20,240
Heidelberg #3 Appraisal Well	2011	12,041	4,056
Heidelberg Pre-Feed Study	2012	1,000	—
Ligurian #1 Exploratory Well	2009	—	8,100
Ligurian #2 Exploratory Well	2011	—	2,034
North Platte #1 Exploratory Well	2012	3,688	—
West Africa:
Bicuar #1 Exploratory Well	2011	—	3,035
Cameia #1 Exploratory Well	2011	105,363	71,405
Cameia #2 Appraisal Well	2012	86,223	—
Cameia Early Development	2012	1,038	—

		$300,044	$178,338

Exploratory Well costs capitalized for a period greater than one year after completion of drilling (included in table above)		$89,496	$97,861

        As of June 30, 2012, capitalized exploratory well costs that have been suspended longer than one year are associated with the Shenandoah #1 and Heidelberg #1 projects. These exploratory well costs are suspended pending ongoing evaluation including, but not limited to, results of additional appraisal drilling, well-test analysis, additional geological and geophysical data and approval of a development plan. Management believes these projects exhibit sufficient indications of hydrocarbons to justify potential development and is actively pursuing efforts to fully assess them. If additional information becomes available that raises substantial doubt as to the economic or operational viability of these projects, the associated costs will be expensed at that time.

        As of June 30, 2012, no exploratory wells have been drilled by the Company offshore Gabon.

10. Other Assets

        Costs associated with the mobilization and equipment upgrades of the Ensco 8503 drilling rig and subsea containment were deferred in other assets. In January 2012, the Company started amortizing these costs to the respective exploratory wells over the term of the Ensco 8503 drilling contract. These costs are capitalized to oil and gas properties as exploratory drilling costs. For the three and six months ended June 30, 2012, the costs capitalized to oil and gas properties totaled $2.9 million and

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. Other Assets (Continued)

$5.9 million, respectively. As of June 30, 2012 and December 31, 2011, the remaining costs associated with the Ensco 8503 drilling rig and subsea containment in other assets were $5.7 million and $12.1 million, respectively.

11. Contractual Obligations

        The short-term and long-term contractual obligations consist of the following:

	June 30, 2012	December 31, 2011
	($ in thousands)
Short-term Contractual Obligations:
Social obligation payments for Block 9, offshore Angola	$150	$1,300
Social obligation payments for Block 21, offshore Angola	300	2,600
Social obligation and bonus payments for Block 20, offshore Angola	48,569	128,565

	$49,019	$132,465

Long-term Contractual Obligations:
Social obligation payments for Block 9, offshore Angola	$848	$800
Social obligation payments for Block 21, offshore Angola	1,684	1,600
Social obligation payments for Block 20, offshore Angola	165,706	208,561

	$168,238	$210,961

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

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Seismic and Exploration Expenses

        Seismic and exploration expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,		For the Period November 10, 2005 (Inception) through June 30, 2012
	2012	2011	2012	2011
	($ in Thousands)
Seismic data costs(1)	$10,128	$2,935	$25,341	$3,691	$299,815
Leasehold delay rentals	1,469	1,815	2,878	2,850	29,398
Drilling rig acceptance and other expense(2)	409	63	1,136	712	28,732

	$12,006	$4,813	$29,355	$7,253	$357,945

(1)
These amounts for the period November 10, 2005 (inception) through June 30, 2012 reflect a recovery of $25.1 million of past seismic costs incurred by the Company from its joint venture partners.

(2)
The amounts for the period November 10, 2005 (inception) through June 30, 2012 includes approximately $13.5 million in force majeure expenses resulting from suspension of drilling activities in the U.S. Gulf of Mexico during 2010 as a result of the explosion and sinking of the Deepwater Horizon drilling rig in the U.S. Gulf of Mexico, the resulting oil spill and the regulatory response thereto.

14. Equity Based Compensation

        The Company accounts for stock-based compensation at fair value. The Company grants various types of stock-based awards including stock options, restricted stock and restricted stock units (RSUs) awards. The fair value of stock option awards is determined using the Black-Scholes-Merton option-pricing model. For restricted stock awards with market conditions, the fair value of the awards is measured using the asset-or-nothing option pricing model. Restricted stock awards without market conditions and the RSU awards are valued using the market price of the Company's common stock on the grant date. The Company records compensation cost, net of estimated forfeitures, for stock-based compensation awards over the requisite service period except for RSU awards. For RSU awards, compensation cost is recognized over the requisite service period as and when the Company determines that the achievement of the performance condition is probable, using the per-share fair value measured at grant date.

        On February 24, 2012, the Company amended certain terms and conditions of its RSU award agreement which resulted in the Company using the fair value of its common stock as of the date of such amendments to recognize the equity based compensation expense for the RSUs that vested during the first quarter of 2012.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

14. Equity Based Compensation (Continued)

        The following table summarizes grant, vesting and forfeiture information about the Company's restricted stock and restricted stock units from December 31, 2011 to June 30, 2012:

	Number of shares relating to Restricted Stock	Weighted Average Grant Date Fair Value Per Share	Number of shares relating Restricted Stock Units		Weighted Average Grant Date Fair Value Per Unit
Non-vested at December 31, 2011	4,599,783	$11.27		198,838	$12.45
Granted	335,310	$28.42		—	—
Vested	(646,054)	$12.70		(74,537)	$30.50
Forfeited or expired	(182,546)	$12.08		(12,836)	$30.50

Non-vested at June 30, 2012	4,106,493	$12.40		111,465	$30.50

Weighted-average period remaining	2.3 years			1.5 years

Unrecognized compensation ($ in thousands)	$29,303		$	**

**
The RSUs will vest in amounts of up to 200% of the target amount of shares of common stock, on the applicable vesting dates and contingent upon the recipient's continued service at such vesting dates and based upon the achievement of successful drilling results as defined in the RSU award agreement. Compensation cost will be recognized as and when the performance conditions are satisfied or when the Company determines that the achievement of the performance condition is probable. For the six months ended June 30, 2012, the Company recognized $2.7 million of stock compensation for the RSUs based on the performance targets achieved from the success of the Cameia #1 exploratory well and approved by the Compensation Committee during the first quarter of 2012.

        A total of 33,204 restricted stock unit awards were granted to non-employee directors during the six months ended June 30, 2012 for annual retainers. As of June 30, 2012, the Company has granted a cumulative total of 137,945 restricted stock units to non-employee directors. During the three and six months ended June 30, 2012, the Company also granted 2,249 and 6,417 shares of common stock, respectively, as retainer awards to non-employee directors who elected to be compensated by stock in lieu of cash payments.

        Non-Qualified Stock Options.    The Company grants non-qualified stock options to employees at an exercise price equal to the market value of the Company's common stock on the grant date. The non-qualified stock option awards granted in December 2010 have contractual terms of 10 years and vest ratably at year end over the four year service period from date of grant. The non-qualified stock option awards granted in February 2012 have contractual terms of 10 years and are scheduled to vest on December 31, 2014.

        The fair value of each stock option granted is determined using the Black-Scholes-Merton option-pricing model based on several assumptions. These assumptions are based on management's best estimate at the time of grant. The Company used the following weighted average of each assumption

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

14. Equity Based Compensation (Continued)

based on the grants issued during the six months ended June 30, 2012 (there were no new stock options granted in 2011):

2012
Expected Term in Years	6.50
Expected Volatility	54.92%
Expected Dividends	0%
Risk-Free Interest Rate	0.46%

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

        A summary of the stock options activities for the period ended June 30, 2012 is presented below:

	Number of Stock Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at January 1, 2012	1,133,960	$12.45	8.4
Granted	457,704	$30.50	9.7
Exercised	(13,518)	$12.45	—
Forfeited or expired	(102,196)	$14.99	—

Outstanding at June 30, 2012	1,475,950	$17.87	9.0	$34,685

Vested as of June 30, 2012	283,490	$12.45	9.0	$3,133

Exercisable at June 30, 2012	269,972	$12.45	9.0	$2,983

        The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2012 was $17.92 per option, using the Black-Scholes option-pricing model. As of June 30, 2012, $11.6 million of total unrecognized compensation cost related to stock option is expected to be recognized over a weighted-average period of 2.5 years.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

14. Equity Based Compensation (Continued)

        The table below summarizes the equity-based compensation costs, net of forfeitures, recognized for the three and six months ended June 30, 2012 and 2011, and for the period November 10, 2005 (inception) through June 30, 2012:

	Three Months Ended June 30,		Six Months Ended June 30,		For the Period November 10, 2005 (Inception) through June 30, 2012
	2012	2011	2012	2011
	($ in thousands)
Restricted stock:
Employees	$4,155	$3,138	$7,152	$6,268	$40,367
Non-employee directors	243	176	485	319	1,796
Stock options:
Employees	1,089	307	1,658	920	3,600
Restricted stock units (performance-based)	(134)	—	2,693	—	2,693
Deferred stock compensation(1)	—	—	—	—	1,828

	$5,353	$3,621	$11,988	$7,507	$50,284

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

15. Segment Information

        As described in Note 1, "Organization and Operations", the Company currently has two geographic operating segments for its exploratory operations. The operating segments are focused in the United

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

15. Segment Information (Continued)

States and offshore West Africa. The following tables provide the geographic operating segment information for the three and six months ended June 30, 2012 and 2011:

	United States	West Africa	Total
	($ in thousands)
Three months ended June 30, 2012
Operating costs and expense	$(135,531)	$(6,624)	$(142,155)
Interest income	1,430	2	1,432

Net income (loss)	$(134,101)	$(6,622)	$(140,723)

Additions to Property and Equipment, net(1)	$(72,635)	$61,403	$(11,232)

Three months ended June 30, 2011
Operating costs and expense	$(14,778)	$(5,758)	$(20,536)
Interest income	1,056	2	1,058

Net income (loss)	$(13,722)	$(5,756)	$(19,478)

Additions to Property and Equipment, net(1)	$(1,750)	$5,585	$3,835

	United States	West Africa	Total
	($ in thousands)
Six months ended June 30, 2012
Operating costs and expense	$(156,578)	$(23,291)	$(179,869)
Interest income	2,612	3	2,615

Net income (loss)	$(153,966)	$(23,288)	$(177,254)

Additions to Property and Equipment, net(1)	$(49,979)	$118,290	$68,311

Six months ended June 30, 2011
Operating costs and expense	$(28,390)	$(8,901)	$(37,291)
Interest income	1,753	2	1,755

Net income (loss)	$(26,637)	$(8,899)	$(35,536)

Additions to Property and Equipment, net(1)	$(4,086)	$5,640	$1,554

(1)
These amounts are net of accumulated allowance for impairment on oil and gas properties and accumulated depreciation and amortization on other property and equipment

16. Contingencies

        The Company is not currently party to any legal proceedings. However, from time to time the Company may be subject to various lawsuits, claims and proceedings that arise in the normal course of business, including employment, commercial, environmental, safety and health matters. It is not

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

16. Contingencies (Continued)

presently possible to determine whether any such matters will have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

17. Subsequent Events

        On July 30, 2012, the Company executed a drilling contract, which is subject to formal Sonangol approval, with an affiliate of Petroserv S.A. for the SSV Catarina, a new-build, sixth-generation semi-submersible drilling rig that will support the Company's Angolan pre-salt drilling campaign. The drilling contract provides for a firm three-year commitment, beginning in the first quarter of 2013, at a day rate of approximately $600,000 and two one-year extension options at day rates to be mutually agreed. Such rates are subject to standard reimbursement and escalation contractual provisions. The drilling contract further requires the Company to pay up to approximately $45 million for mobilization, demobilization and certain rig modifications.

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

Overview

        We are an independent, oil-focused exploration and production company with a world-class below salt prospect inventory in the deepwater of the U.S. Gulf of Mexico and offshore Angola and Gabon in West Africa. All of our prospects are oil-focused. Offshore Angola, we have drilled as operator the Cameia #1 exploratory well on Block 21 which resulted in the Cameia pre-salt oil discovery, and the Cameia #2 appraisal well. In the U.S. Gulf of Mexico, we have drilled as operator three exploratory wells (Ligurian #1 and #2 and Criollo #1), and participated as non-operator in three exploratory wells (Heidelberg #1, Shenandoah #1 and Firefox #1) and two appraisal wells (Heidelberg #2 and Heidelberg #3). These drilling efforts have resulted in the Heidelberg and Shenandoah oil discoveries. We are currently drilling as operator the North Platte #1 exploratory well and participating as a non-operator in the Shenandoah #2 appraisal well. We continue to mature high impact prospects in our portfolio for upcoming exploratory drilling in both the deepwater of the U.S. Gulf of Mexico and the deepwater offshore Angola and Gabon. In addition, we will progress our existing discoveries toward development and production through follow-on appraisal drilling and pre-development planning activities.

Second Quarter 2012 Operational Highlights

  •
  On July 31, 2012, we provided an update on the status of our Cameia #2 appraisal well located in Block 21 offshore Angola. The objectives of the Cameia #2 appraisal well were to (i) better define the areal extent of the Cameia discovered resources, (ii) determine an oil-water contact deeper on the Cameia structure than the lowest known oil observed in the Cameia #1 exploratory well and (iii) test deeper oil potential in untested zones in the Cameia field. Based on our preliminary wireline logging results, our Cameia #2 well was successful on the first and second objectives and evaluation is ongoing to determine the potential of the deeper reservoir target. The well was drilled approximately 3.5 kilometers (2.2 miles) south from the Cameia #1 exploratory well to the total depth of 5,475 meters (17,963 feet). Logging results have (i) confirmed the presence of a large hydrocarbon accumulation in what is a high quality reservoir and (ii) confirmed lowest known oil to be at least 135 meters (440 feet) deeper than that which was observed in the Cameia #1 exploratory well. In pursuit of the third objective, analysis of data obtained from drilling operations and wireline logging indicates hydrocarbon charge and pressure separation from the uphole reservoir section in the deepest reservoir target. We are currently preparing for a production drill stem test to be performed in August. We will evaluate the results of all data collected to determine the reservoir potential, if any, of this new zone.

  •
  On July 30, 2012, we executed a drilling contract, which is subject to formal Sonangol approval, with an affiliate of Petroserv S.A. for the SSV Catarina, a new-build, sixth-generation semi-submersible drilling rig that will support our Angolan pre-salt drilling campaign. The drilling contract provides for a firm three-year commitment, beginning in the first quarter of 2013, at a day rate of approximately $600,000 and two one-year extension options at day rates to be mutually agreed. Such rates are subject to standard reimbursement and escalation contractual provisions. The drilling contract further requires us to pay up to approximately $45 million for mobilization, demobilization and certain rig modifications.

  •
  On July 3, 2012, we spud the North Platte #1 exploratory well in the U.S. Gulf of Mexico. The North Platte #1 exploratory well is located in the heart of the emerging inboard Lower Tertiary play in which we believe we hold a dominant position with numerous follow-on inboard Lower Tertiary exploratory prospects. We expect well results in late 2012. We are the operator of the North Platte #1 exploratory well and have a 60% working interest in the prospect.

  •
  On June 29, 2012, the Shenandoah #2 appraisal well was spud by its operator. This well will appraise the Shenandoah inboard Lower Tertiary oil discovery, made in 2009, where more than 300 feet of net oil pay was discovered. We expect well results in late 2012. We have a 20% working interest in the Shenandoah prospect.

  •
  On June 20, 2012, we participated in the U.S. Gulf of Mexico Central Lease Sale and were the high bidder on ten blocks, which represented a total net bid amount of approximately $17 million. Through these acquisitions, we will expand our U.S. Gulf of Mexico asset inventory by adding two new prospects and by adding adjacent blocks to two of our existing prospects.

  •
  On June 12, 2012, we announced that our Ligurian #2 exploratory well had reached total objective depth after having drilled through all the targeted Miocene formations. The well did not encounter commercial hydrocarbons and it was subsequently plugged and abandoned.

  •
  In early May 2012, we completed the acquisition of approximately 4,200 square kilometers of 3-D seismic data on Block 20 offshore Angola and are currently processing this data. We plan to spud the Lontra #1 exploratory well on Block 20 in 2013.

  •
  On April 27, 2012, we executed a letter agreement with a subsidiary of Diamond Offshore Company that extends the Ocean Confidence drilling contract by allowing us to use the Ocean Confidence drilling rig for an incremental additional well slot, meaning that we are able to use the Ocean Confidence to drill two more wells offshore Angola. In return for this additional well slot, we agreed to release the Ocean Confidence to another operator to drill one well offshore Congo following operations on our Cameia #2 appraisal well. We expect this offshore Congo well, including mobilization and demobilization, will take approximately 120 days to drill, after which the Ocean Confidence will return to Angola to drill two wells for us. Our first well will be at a rate of $375,000 per day and the second well will be at a rate of $430,000 per day.

Second Quarter 2012 Financial Highlights

  •
  We recorded a net loss of approximately $140.7 million, a 622.5% increase from the second quarter of 2011. Total operating expenses were approximately $142.2 million, a 592.2% increase from the second quarter of 2011. The increase of $121.2 million in net loss for the second quarter was primarily attributed to the increase of $58.9 million in dry hole expense charge recorded for the Heidelberg #3 sidetrack, Ligurian #1 and #2 exploratory wells, an increase in allowance for impairment of unproved leasehold properties of $50.0 million for our Ligurian prospect, and certain other prospects, an increase of $7.2 million for the purchase of seismic data over prospects in the U.S. Gulf of Mexico and an increase of $5.1 million in general and administrative expenses.

  •
  Total expenditures, excluding changes in working capital, were approximately $124 million and $358 million, respectively, for the three and six months ended June 30, 2012.

  •
  Including our existing cash and investments on hand and restricted cash as of June 30, 2012, we have approximately $1.7 billion of liquidity.

Results of Operations

        We operate our business in two geographic segments: the United States and West Africa. The discussion of the results of operations and the period-to-period comparisons presented below for each operating segment and our consolidated operations analyzes our historical results. The following discussion may not be indicative of future results.

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

	Three Months Ended June 30,
	2012	2011	Increase (Decrease)%
	($ in thousands)
United States Segment:
Oil and gas revenue	$—	$—	$—	—
Operating costs and expenses:
Seismic and exploration	10,570	2,666	7,904	296.5%
Dry hole expense and impairment	111,355	2,506	108,849	4345.5%
General and administrative	13,336	9,443	3,893	41.2%
Depreciation and amortization	270	163	107	65.6%

Total operating costs and expenses	135,531	14,778	120,753	817.1%

Operating income (loss)	(135,531)	(14,778)	120,753	817.1%
Other income:
Interest income	1,430	1,056	374	35.4%

Total other income	1,430	1,056	374	35.4%

Net income (loss) before income tax	(134,101)	(13,722)	120,379	877.3%
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(134,101)	$(13,722)	$120,379	877.3%

West Africa Segment:
Oil and gas revenue	$—	$—	$—	—
Operating costs and expenses:
Seismic and exploration	1,436	2,147	(711)	(33.1)%
Dry hole expense and impairment	—	—	—	—
General and administrative	5,146	3,595	1,551	43.1%
Depreciation and amortization	42	16	26	162.5%

Total operating costs and expenses	6,624	5,758	866	15.0%

Operating income (loss)	(6,624)	(5,758)	866	15.0%
Other income:
Interest income	2	2	—	—

Total other income	2	2	—	—

Net income (loss) before income tax	(6,622)	(5,756)	866	15.0%
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(6,622)	$(5,756)	$866	15.0%

Consolidated Operations:
Oil and gas revenue	$—	$—	$—	—
Operating costs and expenses:
Seismic and exploration	12,006	4,813	7,193	149.5%
Dry hole expense and impairment	111,355	2,506	108,849	4343.5%
General and administrative	18,482	13,038	5,444	41.8%
Depreciation and amortization	312	179	133	74.3%

Total operating costs and expenses	142,155	20,536	121,619	592.2%

Operating income (loss)	(142,155)	(20,536)	121,619	592.2%
Other income:
Interest income	1,432	1,058	374	35.4%

Total other income	1,432	1,058	374	35.4%

Net income (loss) before income tax	(140,723)	(19,478)	121,245	622.5%
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(140,723)	$(19,478)	$121,245	622.5%

United States Segment:

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the three months ended June 30, 2012 and 2011, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the three months ended June 30, 2012 and 2011:

        Seismic and exploration.    Seismic and exploration costs increased by $7.9 million during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. The increase was primarily due to an increase of $8.6 million for the purchase of seismic data over certain of our prospects in the U.S. Gulf of Mexico, a decrease of $0.3 million in lease rental costs and a decrease of $0.4 million in rig related charges. The seismic and exploration costs incurred for the three months ended June 30, 2012 consisted of (i) $8.9 million incurred for seismic data acquisition for the U.S. Gulf of Mexico, (ii) $1.5 million incurred for leasehold delay rentals and (iii) $0.2 million of other exploration costs.

        Dry hole expense and impairment.    Dry hole expense and impairment increased by $108.8 million during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. The increase is due to impairment of unproved leasehold properties and dry hole expense written off against exploratory wells as reflected in the following table:

	Three Months Ended June 30,
	2012	2011	Increase (Decrease)
	($ in thousands)
Impairment of Unproved Leasehold:
Ligurian prospect	$41,861	$—	$41,861
Other leasehold(1)	8,298	—	8,298
Amortization of leasehold with carrying value under $1 million	2,303	2,506	(203)
Dry hole Expense:
Ligurian #1 exploratory well	8,100	—	8,100
Ligurian #2 exploratory well	48,994	—	48,994
Heidelberg #3 Appraisal Well Side Track	1,799	—	1,799

	$111,355	$2,506	$108,849

(1)
Other leasehold includes certain unproved oil and gas leases for properties in the U.S. Gulf of Mexico with carrying value greater than $1 million that we have no exploration activity planned, based on our three-year exploration plan, during the remaining term of the leases.

        General and administrative.    General and administrative costs increased by $3.9 million during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The increase in general and administrative costs during this period was primarily attributed to a $3.6 million increase in staff related expenses which includes equity compensation, a $1.9 million increase in legal and other consulting fees, a $1.7 million increase in office related expenses, offset by an increase of $3.3 million in recoveries from partners due to the increase in operating activity.

        Depreciation and amortization.    Depreciation and amortization did not materially change from the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

        Other income.    Other income increased by $0.4 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The increase was due to an increase in interest recognized on investment securities.

        Income tax expense/benefit.    No income tax benefit has been reflected since a full valuation allowance has been established against the deferred tax asset that would have been generated as a result of the operating results.

West Africa Segment:

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the three months ended June 30, 2012 and 2011, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the three months ended June 30, 2012 and 2011:

        Seismic and exploration.    Seismic and exploration costs decreased by $0.7 million during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. The decrease was primarily due to a $0.9 million decrease in seismic data costs for the Diaba Block offshore Gabon and other technical studies incurred during the three months ended June 30, 2011 offset by a $0.2 million increase in other exploration costs. The seismic and exploration costs incurred for the three months ended June 30, 2012 consisted of (i) $1.2 million incurred for seismic data acquisition and processing for offshore West Africa, and (ii) $0.2 million for other exploration costs.

        Dry hole expense and impairment.    No dry hole or impairment charges were incurred during the periods ending June 30, 2012 or June 30, 2011.

        General and administrative.    General and administrative costs increased by $1.6 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The increase is primarily attributed to a $2.6 million increase in office support costs, offset by a decrease of $1.0 million in rotation personnel costs.

        Depreciation and amortization.    Depreciation and amortization did not materially change from the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

        Other income.    Other income did not change during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

        Income tax expense/benefit.    No income tax benefit has been reflected since a full valuation allowance has been established against the deferred tax asset that would have been generated as a result of the operating results.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

	Six Months Ended June 30,
	2012	2011	Increase (Decrease)%
	($ in thousands)
United States Segment:
Oil and gas revenue	$—	$—	$—	—
Operating costs and expenses:
Seismic and exploration	16,733	4,653	12,080	259.6%
Dry hole expense and impairment	116,679	5,019	111,660	2224.8%
General and administrative	22,730	18,380	4,350	23.7%
Depreciation and amortization	436	338	98	29.0%

Total operating costs and expenses	156,578	28,390	128,188	451.5%

Operating income (loss)	(156,578)	(28,390)	128,188	451.5%
Other income:
Interest income	2,613	1,753	860	49.1%

Total other income	2,613	1,753	860	49.1%

Net income (loss) before income tax	(153,965)	(26,637)	127,328	478.0%
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(153,965)	$(26,637)	$127,328	478.0%

West Africa Segment:
Oil and gas revenue	$—	$—	$—	—
Operating costs and expenses:
Seismic and exploration	12,622	2,600	10,022	385.5%
Dry hole expense and impairment	—	—	—	—
General and administrative	10,592	6,276	4,316	68.8%
Depreciation and amortization	77	25	52	208.0%

Total operating costs and expenses	23,291	8,901	14,390	161.7%

Operating income (loss)	(23,291)	(8,901)	14,390	161.7%
Other income:
Interest income	2	2	—	—

Total other income	2	2	—	—

Net income (loss) before income tax	(23,289)	(8,899)	14,390	161.7%
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(23,289)	$(8,899)	$14,390	161.7%

Consolidated Operations:
Oil and gas revenue	$—	$—	$—	—
Operating costs and expenses:
Seismic and exploration	29,355	7,253	22,102	304.7%
Dry hole expense and impairment	116,679	5,019	111,660	2224.8%
General and administrative	33,322	24,656	8,666	35.2%
Depreciation and amortization	513	363	150	41.3%

Total operating costs and expenses	179,869	37,291	142,578	382.3%

Operating income (loss)	(179,869)	(37,291)	142,578	382.3%
Other income:
Interest income	2,615	1,755	860	49.0%

Total other income	2,615	1,755	860	49.0%

Net income (loss) before income tax	(177,254)	(35,536)	141,718	398.8%
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(177,254)	$(35,536)	141,718	398.80%

United States Segment:

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the six months ended June 30, 2012 and 2011, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the six months ended June 30, 2012 and 2011:

        Seismic and exploration.    Seismic and exploration costs increased by $12.1 million during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. The increase was primarily due to an increase of $12.8 million for the purchase of seismic data over certain of our prospects in the U.S. Gulf of Mexico, and a decrease of $0.7 million in rig related charges. The seismic and exploration costs incurred for the six months ended June 30, 2012 consisted of (i) $13.3 million incurred for seismic data acquisition in the U.S. Gulf of Mexico, (ii) $2.9 million for leasehold delay rentals and (iii) $0.5 million of other technical study costs.

        Dry hole expense and impairment.    Dry hole expense and impairment increased by $111.7 million during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. The increase is due to impairment of unproved leasehold properties and dry hole expense written off against exploratory wells as reflected in the following table:

	Six Months Ended June 30,
	2012	2011	Increase (Decrease)
	($ in thousands)
Impairment of Unproved Leasehold:
Ligurian prospect	$41,861	$—	$41,861
Other leasehold(1)	8,298	—	8,298
Amortization of leasehold with carrying value under $1 million	5,317	5,019	298
Dry hole Expense:
Ligurian #1 exploratory well	8,100	—	8,100
Ligurian #2 exploratory well	48,994	—	48,994
Heidelberg #3 Appraisal Well Side Track	4,109	—	4,109

	$116,679	$5,019	$111,660

(1)
Other leasehold includes certain unproved oil and gas leases for properties in the U.S. Gulf of Mexico with carrying value greater than $1 million that we have no exploration activity planned, based on our three-year exploration plan, during the remaining term of the leases.

        General and administrative.    General and administrative costs increased by $4.4 million during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The increase in general and administrative costs during this period was primarily attributed to a $7.1 million increase in staff related expenses which includes equity compensation, a $2.6 million increase in legal and other consulting fees, a $2.8 million increase in office related expenses, offset by an increase of $8.1 million in recoveries from partners due to the increase in operating activity.

        Depreciation and amortization.    Depreciation and amortization did not materially change from the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

        Other income.    Other income increased by $0.9 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The increase was due to an increase in interest recognized on investment securities.

        Income tax expense/benefit.    No income tax benefit has been reflected since a full valuation allowance has been established against the deferred tax asset that would have been generated as a result of the operating results.

West Africa Segment:

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the six months ended June 30, 2012 and 2011, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the six months ended June 30, 2012 and 2011:

        Seismic and exploration.    Seismic and exploration costs increased by $10.0 million during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. The increase was primarily due to the acquisition of seismic data on Block 20 offshore Angola. The seismic and exploration costs incurred for the six months ended June 30, 2012 consisted of (i) $12.1 million incurred for seismic data acquisition and processing for offshore West Africa, and (ii) $0.5 million for other technical studies.

        Dry hole expense and impairment.    No dry hole or impairment charges were incurred during the six months ended June 30, 2012 and 2011.

        General and administrative.    General and administrative costs increased by $4.3 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The increase was attributed primarily to a $5.5 million increase in office support costs, offset by a $1.2 million decrease in rotation personnel costs.

        Depreciation and amortization.    Depreciation and amortization did not materially change from the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

        Other income.    Other income did not change during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

        Income tax expense/benefit.    No income tax benefit has been reflected since a full valuation allowance has been established against the deferred tax asset that would have been generated as a result of the operating results.

Liquidity and Capital Resources

        We are a development stage enterprise and will continue to be so until commencement of substantial production from our oil properties or we have proved reserves. With respect to our Cameia pre-salt oil discovery, we are currently preparing a phased development approach and we estimate first oil and cash flow from Cameia during 2016, assuming continued alignment with our partners and the concessionaire, among other things. With respect to our non-operated U.S. Gulf of Mexico discoveries, the operator has publicly indicated that it expects first production from the Heidelberg field in 2016 and first production for the Shenandoah field, assuming appraisal success, in 2017. Until substantial production is achieved, our primary sources of liquidity are expected to be cash on hand, amounts paid pursuant to the terms of our Total alliance and funds from future equity and debt financings, asset sales and farm-out arrangements.

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

        As of June 30, 2012, we had approximately $1.7 billion in liquidity, which includes cash and cash equivalents, short-term restricted funds, short-term investments, long-term restricted funds and long-term investments. This amount does not include the Total carry, of which approximately $151 million remains available to us, or any success payments of up to $180 million Total is obligated to pay us pursuant to the terms of our U.S. Gulf of Mexico alliance. We expect to expend approximately $550 to $650 million for our ongoing operations and general corporate purposes in 2012. Total expenditures, excluding changes in working capital, were approximately $124 million and $358 million, respectively, for the three and six months ended June 30, 2012. We expect that our existing cash on hand will be sufficient to fund our planned exploration and appraisal drilling program at least through the end of 2013. However, we may require additional funds earlier than we currently expect in order to execute our strategy as planned. We may seek additional funding through asset sales, farm-out arrangements and equity and debt financings. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our existing stockholders. For example, if we raise additional funds by issuing additional equity securities, further dilution to our existing stockholders will result. If we are unable to obtain funding on a timely basis or on acceptable terms, we may be required to significantly curtail one or more of our exploration and appraisal drilling programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our prospects which we would otherwise develop on our own, or with a majority working interest.

Cash Flows

	Six Months Ended June 30,
	2012	2011
	($ in thousands)
Net cash provided by (used in):
Operating Activities	$(75,164)	$(39,004)
Investing Activities	(464,798)	(550,917)
Financing Activities	489,486	478,317

        Operating activities.    Net cash used in operating activities for the six months ended June 30, 2012 was $75.2 million compared with net cash used in operating activities of $39.0 million for the six months ended June 30, 2011. The increase was attributed primarily to increased drilling activities in both the U.S. Gulf of Mexico and West Africa.

        Investing activities.    Net cash used in investing activities for the six months ended June 30, 2012 was $464.8 million compared with net cash used in investing activities of $550.9 million for the six months ended June 30, 2011. The net cash used in investing activities for the six months ended June 30, 2012 was primarily attributed to the investment of proceeds from the follow-on public offering of our common stock that closed on February 29, 2012 and capital expenditures relating to the Ligurian #2 exploratory well in the U.S. Gulf of Mexico and the Cameia #2 appraisal well offshore Angola.

        Financing activities.    Net cash provided by financing activities for the six months ended June 30, 2012 was $489.5 million compared with $478.3 million for the six months ended June 30, 2011. The increase is the result of the follow-on public offering of our common stock that closed February 29, 2012.

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

        There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        On July 30, 2012, we executed a drilling contract, which is subject to formal Sonangol approval, with an affiliate of Petroserv S.A. for the SSV Catarina, a new-build, sixth-generation semi-submersible drilling rig that will support our Angolan pre-salt drilling campaign. The drilling contract provides for a firm three-year commitment, beginning in the first quarter of 2013, at a day rate of approximately $600,000 and two one-year extension options at day rates to be mutually agreed. Such rates are subject to standard reimbursement and escalation contractual provisions. The drilling contract further requires us to pay up to approximately $45 million for mobilization, demobilization and certain rig modifications.

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

Cobalt International Energy, Inc.
By:	/s/ JOSEPH H. BRYANT
	Name:	Joseph H. Bryant
	Title:	Chairman of the Board of Directors and Chief Executive Officer
By:	/s/ JOHN P. WILKIRSON
	Name:	John P. Wilkirson
	Title:	Executive Vice President and Chief Financial Officer

Dated: July 31, 2012

EXHIBIT INDEX

Exhibit Number		Description of Document
31.1	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Schema Document

101.CAL	**	XBRL Calculation Linkbase Document

101.DEF	**	XBRL Definition Linkbase Document

101.LAB	**	XBRL Labels Linkbase Document

101.PRE	**	XBRL Presentation Linkbase Document

*
Filed herewith.

**
Furnished herewith.