Form 10-Q
period 2012-09-30
Cobalt International Energy, Inc.
filed 2012-10-30
CIK 1471261

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012 or
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        Number of shares of the registrant's common stock outstanding at September 30, 2012: 410,572,774 shares.

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

COBALT INTERNATIONAL ENERGY, INC.

Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	6
Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2012 and 2011, and for the period November 10, 2005 (Inception) through September 30, 2012	7
Condensed Consolidated Statements of Changes in Partners' Capital and Stockholders' Equity for the Nine Months Ended September 30, 2012 and for the period November 10, 2005 (Inception) through September 30, 2012	8
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011, and for the period November 10, 2005 (Inception) through September 30, 2012	9
Notes to Condensed Consolidated Financial Statements	10

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited) ($ in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$126,770	$292,546
Joint interest and other receivables	89,077	56,983
Prepaid expenses and other current assets	21,813	22,214
Inventory	39,676	36,049
Short-term restricted funds	90,280	69,009
Short-term investments	885,394	858,293

Total current assets	1,253,010	1,335,094
Property, plant, and equipment:
Oil and gas properties, successful efforts method of accounting, net of accumulated depletion of $—0-	1,022,159	861,955
Other property and equipment, net of accumulated depreciation and amortization of $2,124 and $3,555, as of September 30, 2012 and December 31, 2011, respectively	3,965	1,371

Total property, plant, and equipment, net	1,026,124	863,326

Long-term restricted funds	394,453	270,235
Long-term investments	12,853	47,232
Other assets	2,769	12,057

Total assets	$2,689,209	$2,527,944

Liabilities and Stockholders' Equity
Current liabilities:
Trade and other accounts payable	$17,293	$71,186
Accrued liabilities	84,572	34,418
Short-term contractual obligations	49,019	132,465

Total current liabilities	150,884	238,069

Long-term contractual obligations	168,238	210,961
Other long-term liabilities	1,577	—
Stockholders' Equity:
Common stock, $0.01 par value per share; 2,000,000,000 shares authorized, 406,559,153 and 387,531,630 issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	4,065	3,875
Additional paid-in capital	3,225,749	2,719,875
Deficit accumulated during the development stage	(861,304)	(644,836)

Total stockholders' equity	2,368,510	2,078,914

Total liabilities and stockholders' equity	$2,689,209	$2,527,944

See accompanying notes.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period November 10, 2005 (Inception) Through September 30,
	2012	2011	2012	2011	2012
	($ in thousands except per share data)
Oil and gas revenue	$—	$—	$—	$—	$—
Operating costs and expenses:
Seismic and exploration	6,327	4,757	35,682	12,010	364,272
Dry hole expense and impairment	15,041	31,840	131,720	36,859	236,368
General and administrative	18,916	11,459	52,239	36,115	270,217
Depreciation and amortization	269	186	782	549	4,337

Total operating costs and expenses	40,553	48,242	220,423	85,533	875,194

Operating income (loss)	(40,553)	(48,242)	(220,423)	(85,533)	(875,194)
Other income:
Interest income	1,339	1,255	3,955	3,010	13,890

Total other income	1,339	1,255	3,955	3,010	13,890

Net income (loss) before income tax	(39,214)	(46,987)	(216,468)	(82,523)	(861,304)
Income tax expense	—	—	—	—	—

Net income (loss)	$(39,214)	$(46,987)	$(216,468)	$(82,523)	$(861,304)

Basic and diluted income (loss) per share	$(0.10)	$(0.12)	$(0.54)	$(0.22)

Basic and diluted weighted average common shares outstanding	406,543,628	386,826,845	402,272,534	373,073,307

See accompanying notes.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Condensed Consolidated Statements of Changes in Partners' Capital and Stockholders' Equity

(Unaudited)

	General Partner	Class A Limited Partners	Class B Limited Partners	Class C Limited Partners	Common Stock	Additional Paid-in Capital	Accumulated Deficit During Development Stage	Total
	($ in thousands)
Balance, November 10, 2005 (Inception)	$—	$—	$—	$—	$—	$—	$—	$—
Class A limited partners' contributions	—	1,256,738	—	—	—	—	—	1,256,738
Class B & C limited partners' equity compensation	—	—	6,984	734	—	—	—	7,718
Common stock issued upon corporate reorganization	—	(1,256,738)	(6,984)	(734)	2,743	1,261,713	—	—
Common stock issued at initial public offering, net of offering costs	—	—	—	—	630	806,629	—	807,259
Common stock issued at private placement	—	—	—	—	32	42,156	—	42,188
Common stock issued at the closing of the over-allotment portion of initial public offering, net of offering costs	—	—	—	—	80	101,176	—	101,256
Common stock issued at public offering, net of costs	—	—	—	—	357	477,846	—	478,203
Common stock issued for restricted stock and stock options	—	—	—	—	34	(34)	—	—
Equity based compensation	—	—	—	—	—	30,579	—	30,579
Common stock withheld for taxes on equity based compensation	—	—	—	—	(1)	(190)	—	(191)
Net income (loss)	—	—	—	—	—	—	(644,836)	(644,836)

Balance, December 31, 2011	—	—	—	—	3,875	2,719,875	(644,836)	2,078,914
Common stock issued at public offering, net of costs	—	—	—	—	181	489,128	—	489,309
Common stock issued for restricted stock and restricted stock units	—	—	—	—	9	(9)	—	—
Equity based compensation	—	—	—	—	—	16,650	—	16,650
Exercise of stock options	—	—	—	—	—	275	—	275
Common stock withheld for taxes on equity based compensation	—	—	—	—	—	(170)	—	(170)
Net income (loss)	—	—	—	—	—	—	(216,468)	(216,468)

Balance, September 30, 2012	$—	$—	$—	$—	$4,065	$3,225,749	$(861,304)	$2,368,510

See accompanying notes.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

			For the Period November 10, 2005 (Inception) Through September 30, 2012
	Nine Months Ended September 30,
	2012	2011
	($ in thousands)
Cash flows provided from operating activities
Net income (loss)	$(216,468)	$(82,523)	$(861,304)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	782	549	4,337
Dry hole expense and impairment of unproved properties	131,720	36,859	236,368
Equity based compensation	16,650	11,366	54,947
Amortization of premium (accretion of discount) on investment securities	13,269	8,581	29,287
Other	—	—	558
Changes in operating assets and liabilities:
Joint interest and other receivables	(25,425)	(29,632)	(84,025)
Inventory	(3,627)	(3,105)	(39,676)
Prepaid expense and other assets	9,688	1,435	(24,583)
Trade and other accounts payable	(53,892)	21,994	17,293
Accrued liabilities and other	(7,344)	(1,068)	33,375

Net cash provided by (used in) operating activities	(134,647)	(35,544)	(633,423)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(130,719)	—	(834,825)
Capital expenditures for other property and equipment	(3,376)	(646)	(8,302)
Exploratory wells drilling in process	(228,299)	(43,012)	(492,671)
Proceeds from sale of oil and gas properties	—	—	339,001
Change in restricted funds	31,483	(281)	(308,474)
Proceeds from maturity of investment securities	784,456	1,084,662	2,299,286
Purchase of investment securities	(974,088)	(1,593,463)	(3,408,130)

Net cash provided by (used in) investing activities	(520,543)	(552,740)	(2,414,115)

Cash flows from financing activities
Capital contributions prior to IPO—Class A limited partners	—	—	1,256,180
Proceeds from initial public offering, net of costs	—	—	950,702
Proceeds from public offering, net of costs	489,309	478,204	967,511
Proceeds from stock option exercise	275	—	275
Payments for common stock withheld for taxes on equity based compensation	(170)	—	(360)

Net cash provided by (used in) financing activities	489,414	478,204	3,174,308

Net increase (decrease) in cash and cash equivalents	(165,776)	(110,080)	126,770
Cash and cash equivalents, beginning of period	292,546	302,720	—

Cash and cash equivalents, end of period	$126,770	$192,640	$126,770

Non-Cash Disclosures
Capital expenditures in liabilities	$270,031	$8,928	$270,031
Transfer of investment securities to and from restricted funds	$178,830	—	$178,830

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

Operations

        The Company is an independent, oil-focused exploration and production company with an extensive below salt prospect inventory in the deepwater of the U.S. Gulf of Mexico and offshore Angola and Gabon in West Africa. All of the Company's prospects are oil-focused. Offshore Angola, the Company has drilled as operator the Cameia #1 exploratory well on Block 21, which resulted in the Cameia pre-salt discovery, and the Cameia #2 appraisal well. In the U.S. Gulf of Mexico, the Company has drilled as operator three exploratory wells (Ligurian #1 and #2 and Criollo #1), and participated as non-operator in three exploratory wells (Heidelberg #1, Shenandoah #1 and Firefox #1) and two appraisal wells (Heidelberg #2 and Heidelberg #3). These drilling efforts have resulted in the Heidelberg and Shenandoah discoveries. The Company is currently drilling as operator the North Platte #1 exploratory well and participating as a non-operator in the appraisal well on the Shenandoah prospect. The Company continues to mature what it believes are the most promising prospects in its portfolio for upcoming exploratory drilling in both the deepwater of the U.S. Gulf of Mexico and the deepwater offshore Angola and Gabon. In addition, the Company plans to develop and produce its current discoveries.

        As of September 30, 2012, the Company had no proved oil and gas reserves.

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

Income (Loss) Per Share

        Basic income (loss) per share was calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the periods presented. The calculation of diluted income (loss) per share should include the potential dilutive impact of non-vested restricted shares, non-vested restricted stock units and outstanding stock options during the period, unless their effect is anti-dilutive. For the three months and nine months ended September 30, 2012, 5,594,092 shares of non-vested restricted stock, non-vested restricted stock units and outstanding stock options, respectively, were excluded from the diluted income (loss) per share because they are anti-dilutive. For the three months and nine months ended September 30, 2011, 6,561,373 shares of non-vested restricted stock, non-vested restricted stock units and outstanding stock options, respectively, were excluded from the diluted income (loss) per share because they are anti-dilutive.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Investments

        The Company considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year are classified as long-term investments. Debt securities are carried at amortized costs and classified as held-to-maturity securities as the Company has the positive intent and ability to hold them until they mature. The net carrying value of held-to-maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity over the life of the securities. Held-to-maturity securities are stated at amortized cost, which approximates fair market value as of September 30, 2012 and December 31, 2011. Income related to these securities is reported as a component of interest income in the Company's condensed consolidated statement of operations. See Note 5—Investments.

        Investments are considered to be impaired when a decline in fair value is determined to be other-than-temporary. The Company conducts a regular assessment of its debt securities with unrealized losses to determine whether securities have other-than-temporary impairment ("OTTI"). This assessment considers, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, market conditions and whether the Company intends to sell or whether it is more likely than not that the Company will be required to sell the debt securities. As of September 30, 2012 and December 31, 2011, the Company has no OTTI in its debt securities.

3. Cash and Cash Equivalents

        Cash and cash equivalents consisted of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
Cash at banks	$59,013	$2,992
Money market funds	50,694	104,805
Held-to-maturity securities(1)	17,063	184,749

	$126,770	$292,546

(1)
These securities mature three months or less from the date of purchase.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Restricted Funds

        Restricted funds consisted of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
Short-term:
Ocean Confidence escrow account	$—	$10,804
Collateral on letters of credit for Angola	—	53,322
Ensco 8503 escrow account	90,280	4,883

	$90,280	$69,009

Long-term:
Ensco 8503 escrow account	$90,280	$181,159
Collateral on letters of credit for Angola	303,455	88,358
Other vendor restricted funds	718	718

	$394,453	$270,235

5. Investments

        The Company's investments in held-to-maturity securities, which are stated at amortized cost, were as follows as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(in thousands)
U.S. Treasury securities	$330,953	$379,618
Corporate bonds	736,721	535,846
Commercial paper	320,661	369,432
U.S. government agency securities	—	71,856
Municipal bonds	2,033	42,193
Certificates of deposit	7,003	12,500

Total	$1,397,371	$1,411,445

        The Company's condensed consolidated balance sheet included the following held-to-maturity securities:

	September 30, 2012	December 31, 2011
	(in thousands)
Cash and cash equivalents	$17,063	$184,749
Short-term investments	885,394	858,293
Short-term restricted funds	90,280	53,322
Long-term restricted funds	391,781	267,849
Long-term investments	12,853	47,232

	$1,397,371	$1,411,445

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Investments (Continued)

        The contractual maturities of these held-to-maturity securities as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	($ in thousands)
Within 1 year	$1,384,518	$1,384,518	$1,364,213	$1,364,213
After 1 year	12,853	12,853	47,232	47,232

	$1,397,371	$1,397,371	$1,411,445	$1,411,445

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

        The following tables summarize the Company's significant financial instruments as categorized by the fair value measurement hierarchy:

	Level 1		Level 2
	Amortized Cost	Fair Value(1)	Amortized Cost	Fair Value(1)	Balance as of September 30, 2012
	($ in Thousands)
Cash and cash equivalents:
Cash	$59,013	$59,013	$—	$—	$59,013
Money market funds	50,694	50,694	—	—	50,694
Commercial paper	—	—	17,063	17,063	17,063

Subtotal	109,707	109,707	17,063	17,063	126,770

Short-term restricted funds:
U.S. Treasury notes	—	—	90,280	90,280	90,280

Subtotal	—	—	90,280	90,280	90,280

Short-term investments:
Corporate bonds	—	—	572,760	572,760	572,760
Municipal bonds	—	—	2,033	2,033	2,033
Commercial paper	—	—	303,598	303,598	303,598
Certificate of deposits	—	—	7,003	7,003	7,003

Subtotal	—	—	885,394	885,394	885,394

Long-term restricted funds:
Cash	718	718	—	—	718
Money market funds	1,954	1,954	—	—	1,954
U.S. Treasury bills	—	—	87,741	87,741	87,741
U.S. Treasury notes	—	—	152,932	152,932	152,932
Corporate bonds	—	—	151,108	151,108	151,108

Subtotal	2,672	2,672	391,781	391,781	394,453

Long-term investments:
Corporate bonds	—	—	12,853	12,853	12,853

Subtotal	—	—	12,853	12,853	12,853

Total	$112,379	$112,379	$1,397,371	$1,397,371	$1,509,750

	Level 1		Level 2
	Amortized Cost	Fair Value(1)	Amortized Cost	Fair Value(1)	Balance as of December 31, 2011
	($ in Thousands)
Cash and cash equivalents:
Cash	$2,992	$2,992	$—	$—	$2,992
Money market funds	104,805	104,805	—	—	104,805
Commercial paper	—	—	172,249	172,249	172,249
Certificate of deposits	—	—	12,500	12,500	12,500

Subtotal	107,797	107,797	184,749	184,749	292,546

Short-term restricted funds:
Cash	4,883	4,883	—	—	4,883
Money market funds	10,804	10,804	—	—	10,804
U.S. Treasury bills	—	—	53,322	53,322	53,322

Subtotal	15,687	15,687	53,322	53,322	69,009

Short-term investments:
U.S. Treasury bills	—	—	112,507	112,507	112,507
U.S. Government agency securities	—	—	40,000	40,000	40,000
Corporate bonds	—	—	466,411	466,411	466,411
Municipal bonds	—	—	42,193	42,193	42,193
Commercial paper	—	—	197,182	197,182	197,182

Subtotal	—	—	858,293	858,293	858,293

Long-term restricted funds:
Cash	718	718	—	—	718
Money market funds	1,668	1,668	—	—	1,668
U.S. Treasury bills	—	—	40,597	40,597	40,597
U.S. Treasury notes	—	—	173,192	173,192	173,192
Corporate bonds	—	—	54,060	54,060	54,060

Subtotal	2,386	2,386	267,849	267,849	270,235

Long-term investments:
U.S. Government agency securities	—	—	31,856	31,856	31,856
Corporate bonds	—	—	15,376	15,376	15,376

Subtotal	—	—	47,232	47,232	47,232

Total	$125,870	$125,870	$1,411,445	$1,411,445	$1,537,315

(1)
As of September 30, 2012 and December 31, 2011, the Company did not record any OTTI on these assets.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Joint Interest and Other Receivables

        Joint interest and other receivables result primarily from billing shared costs under the respective operating agreements to the Company's partners. As of September 30, 2012 and December 31, 2011, the balance due primarily from the Company's partners in the U.S. Gulf of Mexico and West Africa totaled $80.9 million and $46.7 million, respectively. These are usually settled within 30 days of the invoice date. In addition, other receivables which primarily include accrued interest on investment securities were $8.2 million and $10.3 million as of September 30, 2012 and December 31, 2011, respectively.

8. Inventory

        Inventories consist of various tubular and wellhead products that are used in the Company's drilling programs. The products are stated at the lower of cost or market. Cost is determined on the weighted average method and consists of purchase price and other directly attributable costs.

9. Property, Plant, and Equipment

        Property, plant, and equipment is stated at cost less accumulated depreciation/amortization and consisted of the following:

	Estimated Useful Life (Years)	September 30, 2012	December 31, 2011
		($ in Thousands)
Oil and Gas Properties:
Unproved oil and gas properties		$720,349	$701,892
Less: accumulated allowance for impairment		(76,062)	(18,275)

		644,287	683,617
Exploratory wells in process		377,872	178,338

Total oil and gas properties, net		1,022,159	861,955
Other Property and Equipment:
Computer equipment and software	3	2,847	2,847
Office equipment and furniture	3 - 5	1,049	1,114
Vehicles	3	268	129
Leasehold improvements	3 - 10	1,925	836

		6,089	4,926
Less: accumulated depreciation and amortization(1)		(2,124)	(3,555)

Total other property and equipment, net		3,965	1,371

Property, plant, and equipment, net		$1,026,124	$863,326

(1)
During the period ended September 30, 2012, the Company wrote off $2.2 million of old computer equipment and leasehold improvements which were fully depreciated and therefore had no impact on the consolidated statements of operations and consolidated statements of cash flow.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Property, Plant, and Equipment (Continued)

        The Company recorded $0.3 million and $0.2 million of depreciation and amortization expense for the three months ended September 30, 2012 and 2011, respectively, $0.8 million and $0.5 million for the nine months ended September 30, 2012 and 2011, respectively, and $4.3 million for the period November 10, 2005 (inception) through September 30, 2012.

Unproved Oil and Gas Properties

        On December 20, 2011, the Company acquired a 40% working interest in Block 20 offshore Angola for a total consideration of $347.1 million, of which $337.1 million is contractually scheduled to be paid over five years commencing in January 2012. As of September 30, 2012, $122.8 million was paid during the first quarter of 2012 and the remaining $214.3 million was accrued in short-term and long-term contractual obligations—see Note 11. In addition to the Block 20 interests, the Company has $10.8 million of unproved property acquisition costs relating to its 40% working interests in Blocks 9 and 21 offshore Angola and its 21.25% working interest in the Diaba block offshore Gabon. The Company also has $286.4 million of unproved property acquisition costs, net of allowance for impairment, relating to its U.S. Gulf of Mexico properties. As of September 30, 2012 and December 31, 2011, the Company has a net total of $644.3 million and $683.6 million, respectively, of unproved property acquisition costs on the condensed consolidated balance sheets.

        Acquisition costs of unproved leasehold properties are assessed for impairment during the holding period and transferred to proved oil and gas properties to the extent associated with successful exploration activities. There are no impairment indicators to date that would require the Company to impair the unproved properties in Blocks 9, 20 and 21 offshore Angola and in the Diaba block offshore Gabon. Unproved oil and gas leases for properties in the U.S. Gulf of Mexico with carrying value greater than $1 million are assessed individually for impairment, based on the Company's current exploration plans, and an allowance for impairment is provided, if impairment is indicated. Leases that are individually less than $1.0 million in carrying value or are near expiration are amortized on a group basis over the average terms of the leases, at rates that provide for full amortization of leases upon lease expiration. These leases have expiration dates ranging from 2012 through 2020. As of September 30, 2012 and December 31, 2011, the balance for unproved leaseholds that were subject to amortization before impairment provision was $67.6 million and $65.1 million, respectively. The Company recorded lease impairment allowance of $2.3 million and $2.5 million for the three months ended September 30, 2012 and 2011, respectively, $57.8 million and $7.5 million for the nine months ended September 30, 2012 and 2011, respectively, and $76.2 million for the period November 10, 2005 (inception) through September 30, 2012.

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

        The following table reflects the Company's net changes in and the cumulative costs of capitalized exploratory well costs (excluding any related leasehold costs) for the nine months ended September 30, 2012 and for the year ended December 31, 2011:

	September 30, 2012	December 31, 2011
	($ in thousands)
Beginning of period	$178,338	$106,881
Addition to capitalized exploratory well cost pending determination of proved reserves
U.S. Gulf of Mexico:
Shenandoah #1 Exploratory Well	200	(53)
Shenandoah #2 Appraisal Well	12,716	—
Shenandoah #2 Replacement Well	4,201	—
Heidelberg #1 Exploratory Well	(419)	—
Heidelberg #2 Appraisal Well	—	5,999
Heidelberg #3 Appraisal Well	8,915	4,056
Heidelberg #3 Appraisal Well Side Track	4,108	—
Heidelberg Pre-Feed Study	343	—
Heidelberg Field Development	384	—
Ligurian #2 Exploratory Well	46,961	2,034
Criollo #1 Exploratory Well	—	(822)
North Platte #1 Exploratory Well	26,066	—
West Africa:
Bicuar #1 Exploratory Well pre-spud costs(1)	(3,035)	25,444
Cameia #1 Exploratory Well	33,958	71,405
Cameia #2 Appraisal Well	138,501	—
Cameia Early Development	553	—
Reclassifications to wells, facilities, and equipment based on determination of proved reserves	—	—
Amounts charged to expense(2)	(73,918)	(36,606)

End of period	$377,872	$178,338

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

(2)
These amounts represent impairment charges on exploratory wells, including $4.1 million for the Heidelberg #3 sidetrack well, $8.1 million for the Ligurian #1 exploratory well, $49.0 million for the Ligurian #2 exploratory well and $12.7 million for the Shenandoah #2 appraisal well.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Property, Plant, and Equipment (Continued)

	Spud Year	September 30, 2012	December 31, 2011
		($ in thousands)
Cumulative costs:
U.S. Gulf of Mexico
Shenandoah #1 Exploratory Well	2008	$69,667	$69,468
Shenandoah #2 Appraisal Well	2012	—	—
Shenandoah #2 Replacement Well	2012	4,201	—
Heidelberg #1 Exploratory Well	2008	19,822	20,240
Heidelberg #3 Appraisal Well	2011	12,972	4,056
Heidelberg Pre-Feed Study	2012	343	—
Heidelberg Field Development	2012	384	—
Ligurian #1 Exploratory Well	2009	—	8,100
Ligurian #2 Exploratory Well	2011	—	2,034
North Platte #1 Exploratory Well	2012	26,066	—
West Africa:
Bicuar #1 Exploratory Well	2011	—	3,035
Cameia #1 Exploratory Well	2011	105,363	71,405
Cameia #2 Appraisal Well	2012	138,501	—
Cameia Early Development	2012	553	—

		$377,872	$178,338

Exploratory Well costs capitalized for a period greater than one year after completion of drilling (included in table above)		$89,489	$97,861

        As of September 30, 2012, capitalized exploratory well costs that have been suspended longer than one year are associated with the Shenandoah #1 and Heidelberg #1 projects. These exploratory well costs are suspended pending ongoing evaluation including, but not limited to, results of additional appraisal drilling, well-test analysis, additional geological and geophysical data and approval of a development plan. Management believes these projects exhibit sufficient indications of hydrocarbons to justify potential development and is actively pursuing efforts to fully assess them. If additional information becomes available that raises substantial doubt as to the economic or operational viability of these projects, the associated costs will be expensed at that time.

        As of September 30, 2012, no exploratory wells have been drilled by the Company offshore Gabon.

10. Other Assets

        Costs associated with the mobilization and equipment upgrades of the Ensco 8503 drilling rig and subsea containment were deferred in other assets. In January 2012, the Company started amortizing these costs to the respective exploratory wells over the term of the Ensco 8503 drilling contract. These costs are capitalized to oil and gas properties as exploratory drilling costs. For the three and nine months ended September 30, 2012, the costs capitalized to oil and gas properties totaled $3.0 million and $8.9 million, respectively. As of September 30, 2012 and December 31, 2011, the remaining costs

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. Other Assets (Continued)

associated with the Ensco 8503 drilling rig and subsea containment in other assets were $2.8 million and $12.1 million, respectively.

11. Contractual Obligations

        The short-term and long-term contractual obligations consist of the following:

	September 30, 2012	December 31, 2011
	($ in thousands)
Short-term Contractual Obligations:
Social obligation payments for Block 9, offshore Angola	$150	$1,300
Social obligation payments for Block 21, offshore Angola	300	2,600
Social obligation and bonus payments for Block 20, offshore Angola	48,569	128,565

	$49,019	$132,465

Long-term Contractual Obligations:
Social obligation payments for Block 9, offshore Angola	$848	$800
Social obligation payments for Block 21, offshore Angola	1,684	1,600
Social obligation and bonus payments for Block 20, offshore Angola	165,706	208,561

	$168,238	$210,961

12. Other Long-Term Liabilities

        Other long-term liabilities consist of deferred portion of rents for office building leases that are being amortized on a straight-line basis over the terms of these leases. As of September 30, 2012, the deferred portion of these rental payments was $1.6 million.

13. Stockholders' Equity

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

13. Stockholders' Equity (Continued)

        On January 15, 2012, the Company withheld the issuance of an aggregate amount of 9,127 shares of its common stock, at a price of $18.74 per share, to satisfy tax withholding obligations of certain of its officers that arose upon the distribution of deferred stock compensation.

        On February 29, 2012, the Company issued 18,050,000 shares of common stock at a public offering price of $28.00 per share.

14. Seismic and Exploration Expenses

        Seismic and exploration expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
					For the Period November 10, 2005 (Inception) through September 30, 2012
	2012	2011	2012	2011
	($ in Thousands)
Seismic data costs	$4,592	$1,325	$29,933	$5,016	$304,158	(1)
Leasehold delay rentals	1,184	1,029	4,062	3,879	30,832
Drilling rig acceptance and other expense	551	2,403	1,687	3,115	29,282	(2)

	$6,327	$4,757	$35,682	$12,010	$364,272

(1)
These amounts for the period November 10, 2005 (inception) through September 30, 2012 reflect a recovery of $25.1 million of past seismic costs incurred by the Company from its joint venture partners in 2009 and 2010.

(2)
The amounts for the period November 10, 2005 (inception) through September 30, 2012 includes approximately $13.5 million in force majeure expenses resulting from suspension of drilling activities in the U.S. Gulf of Mexico during 2010 as a result of the explosion and sinking of the Deepwater Horizon drilling rig in the U.S. Gulf of Mexico, the resulting oil spill and the regulatory response thereto.

15. Equity Based Compensation

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

(Unaudited)

15. Equity Based Compensation (Continued)

        On February 24, 2012, the Company amended certain terms and conditions of its RSU award agreement which resulted in the Company using the fair value of its common stock as of the date of such amendments to recognize the equity based compensation expense for the RSUs that vested during the first quarter of 2012.

        The following table summarizes grant, vesting and forfeiture information about the Company's restricted stock and restricted stock units from December 31, 2011 to September 30, 2012:

	Number of shares relating to Restricted Stock	Weighted Average Grant Date Fair Value Per Share	Number of shares relating Restricted Stock Units		Weighted Average Grant Date Fair Value Per Unit
Non-vested at December 31, 2011	4,599,783	$11.27		198,838	$12.45
Granted	426,710	$27.16		—	—
Vested	(709,290)	$12.31		(74,537)	$30.50
Forfeited or expired	(305,781)	$12.18		(15,026)	$30.50

Non-vested at September 30, 2012	4,011,422	$12.93		109,275	$30.50

Weighted-average period remaining	2.1 years			1.3 years

Unrecognized compensation ($ in thousands)	$26,326		$	**

**
The RSUs will vest in amounts of up to 200% of the target amount of shares of common stock, on the applicable vesting dates and contingent upon the recipient's continued service at such vesting dates and based upon the achievement of successful drilling results as defined in the RSU award agreement. Compensation cost will be recognized as and when the performance conditions are satisfied or when the Company determines that the achievement of the performance condition is probable. For the nine months ended September 30, 2012, the Company recognized $2.7 million of stock compensation for the RSUs based on the performance targets achieved from the success of the Cameia #1 exploratory well and approved by the Compensation Committee during the first quarter of 2012.

        A total of 33,204 restricted stock unit awards were granted to non-employee directors during the nine months ended September 30, 2012 for annual retainers. As of September 30, 2012, the Company has granted a cumulative total of 137,945 restricted stock units to non-employee directors. During the three and nine months ended September 30, 2012, the Company also granted 2,767 and 9,184 shares of common stock, respectively, as retainer awards to non-employee directors who elected to be compensated by stock in lieu of cash payments.

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
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

15. Equity Based Compensation (Continued)

        The fair value of each stock option granted is determined using the Black-Scholes-Merton option-pricing model based on several assumptions. These assumptions are based on management's best estimate at the time of grant. The Company used the following weighted average of each assumption based on the grants issued during the nine months ended September 30, 2012 (there were no new stock options granted in 2011):

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

        A summary of the stock options activities for the nine months ended September 30, 2012 is presented below:

	Number of Stock Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at January 1, 2012	1,133,960	$12.45	8.9
Granted	457,704	$30.50	9.4
Exercised	(22,076)	$12.45	8.2
Forfeited or expired	(129,397)	$16.16

Outstanding at September 30, 2012	1,440,191	$17.85	8.5	$9,909

Vested as of September 30, 2012	283,490	$12.45	8.2	$2,784

Exercisable at September 30, 2012	261,420	$12.45	8.2	$2,567

        The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2012 was $17.92 per option, using the Black-Scholes option-pricing model. As of September 30, 2012, $9.4 million of total unrecognized compensation cost related to stock option is expected to be recognized over a weighted-average period of 2.2 years.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

15. Equity Based Compensation (Continued)

        The table below summarizes the equity-based compensation costs, net of forfeitures, recognized for the three and nine months ended September 30, 2012 and 2011, and for the period November 10, 2005 (inception) through September 30, 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
					For the Period November 10, 2005 (Inception) through September 30, 2012
	2012	2011	2012	2011
	($ in thousands)
Restricted stock:
Employees	$3,238	$3,156	$10,391	$9,424	$43,606
Non-employee directors	242	242	727	561	2,039
Stock options:
Employees	1,092	460	2,750	1,381	4,692
Restricted stock units (performance-based)	90	—	2,782	—	2,782
Deferred stock compensation(1)	—	—	—	—	1,828

	$4,662	$3,858	$16,650	$11,366	$54,947

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

16. Segment Information

        As described in Note 1, "Organization and Operations", the Company currently has two geographic operating segments for its exploratory operations. The operating segments are focused in the United

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

16. Segment Information (Continued)

States and offshore West Africa. The following tables provide the geographic operating segment information for the three and nine months ended September 30, 2012 and 2011:

	United States	West Africa	Total
	($ in thousands)
Three months ended September 30, 2012
Operating costs and expense	$(32,593)	$(7,960)	$(40,553)
Interest income	1,337	2	1,339

Net income (loss)	$(31,256)	$(7,958)	$(39,214)

Additions to Property and Equipment, net(1)	$42,851	$51,946	$94,797

Three months ended September 30, 2011
Operating costs and expense	$(21,870)	$(26,372)	$(48,242)
Interest income	1,253	2	1,255

Net income (loss)	$(20,617)	$(26,370)	$(46,987)

Additions to Property and Equipment, net(1)	$(11,033)	$24,664	$13,631

	United States	West Africa	Total
	($ in thousands)
Nine months ended September 30, 2012
Operating costs and expense	$(189,171)	$(31,252)	$(220,423)
Interest income	3,950	5	3,955

Net income (loss)	$(185,221)	$(31,247)	$(216,468)

Additions to Property and Equipment, net(1)	$(7,438)	$170,235	$162,797

Nine months ended September 30, 2011
Operating costs and expense	(50,260)	(35,273)	(85,533)
Interest income	3,007	3	3,010

Net income (loss)	(47,253)	(35,270)	(82,523)

Additions to Property and Equipment, net(1)	$(15,119)	$30,304	$15,185

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

Overview

        We are an independent, oil-focused exploration and production company with an extensive below salt prospect inventory in the deepwater of the U.S. Gulf of Mexico and offshore Angola and Gabon in West Africa. All of our prospects are oil-focused. Offshore Angola, we have drilled as operator the Cameia #1 exploratory well on Block 21, which resulted in the Cameia pre-salt discovery, and the Cameia #2 appraisal well. In the U.S. Gulf of Mexico, we have drilled as operator three exploratory wells (Ligurian #1 and #2 and Criollo #1), and participated as non-operator in three exploratory wells (Heidelberg #1, Shenandoah #1 and Firefox #1) and two appraisal wells (Heidelberg #2 and Heidelberg #3). These drilling efforts have resulted in the Heidelberg and Shenandoah discoveries. We are currently drilling as operator the North Platte #1 exploratory well and participating as a non-operator in an appraisal well on the Shenandoah prospect. We continue to mature what we believe are the most promising prospects in our portfolio for upcoming exploratory drilling in both the deepwater of the U.S. Gulf of Mexico and the deepwater offshore Angola and Gabon. In addition, we plan to develop and produce our current discoveries.

Third Quarter 2012 Operational Highlights

  •
  On July 3, 2012, we spud the North Platte #1 exploratory well on Garden Banks Block 959 in the U.S. Gulf of Mexico. The North Platte #1 exploratory well is located in the heart of the emerging inboard Lower Tertiary play in which we believe we hold a dominant position with numerous follow-on inboard Lower Tertiary exploratory prospects. We expect well results in late 2012. We are the operator of the North Platte #1 exploratory well and have a 60% working interest in the prospect.

  •
  During the third quarter, the Shenandoah #2 appraisal well encountered mechanical problems early in the drilling process prior to reaching any of the targeted horizons and is currently being re-drilled, which we refer to as the Shenandoah #2R appraisal well, with a planned total depth of 32,000 feet.

  •
  On July 31, 2012, we provided an update on the status of our Cameia #2 appraisal well located in Block 21 offshore Angola. The objectives of the Cameia #2 appraisal well were to (i) better define the areal extent of the Cameia discovered resources, (ii) determine an oil-water contact deeper on the Cameia structure than the lowest known oil observed in the Cameia #1 exploratory well and (iii) test deeper oil potential in untested zones in the Cameia field. Based on our preliminary wireline logging results, our Cameia #2 well was successful on the first and second objectives and evaluation is ongoing to determine the potential of the deeper reservoir target. The well was drilled approximately 3.5 kilometers (2.2 miles) south from the Cameia #1 exploratory well to the total depth of 5,475 meters (17,963 feet). Logging results have (i) confirmed the presence of a large hydrocarbon accumulation in what is a high quality reservoir and (ii) confirmed lowest known oil to be at least 135 meters (440 feet) deeper than that which was observed in the Cameia #1 exploratory well. In pursuit of the third objective, analysis of data obtained from drilling operations and wireline logging indicates hydrocarbon charge and pressure separation from the uphole reservoir section in the deepest reservoir target. We were preparing to conduct a production drill stem test to determine the reservoir potential, if any, of the lowest newly discovered zone in the Cameia structure, when the Dynamic Positioning System on the Ocean Confidence drilling rig malfunctioned. Due to the continued malfunction of the Dynamic Positioning System on the Ocean Confidence drilling rig, we released the drilling rig to Diamond Offshore Drilling for repairs on September 24, 2012. We continue our efforts to source an alternative drilling rig to perform the Cameia #2 production test at the earliest possible time. Until either an additional rig is contracted or the Ocean Confidence drilling rig is fit for duty and returned to us, we will be unable to conduct the production test. Given these uncertainties, we may not be able to announce the results of the production test by year end. There have been no environmental or safety issues resulting from the malfunction of this system, and none are anticipated.

  •
  On July 30, 2012, we executed a drilling contract, which is subject to formal Sonangol approval, with an affiliate of Petroserv S.A. for the SSV Catarina, a new-build, sixth-generation semi-submersible drilling rig that will support our Angolan pre-salt drilling campaign. The drilling contract provides for a firm three-year commitment, expected to begin in the first quarter of 2013, at a day rate of approximately $600,000 and two one-year extension options at day rates to be mutually agreed. Such rates are subject to standard reimbursement and escalation contractual provisions. The drilling contract further requires us to pay up to approximately $45 million for mobilization, demobilization and certain rig modifications.

Third Quarter 2012 Financial Highlights

  •
  We recorded a net loss of approximately $39.2 million, a 17% decrease from the third quarter of 2011. Total operating expenses were approximately $40.6 million, a 16% decrease from the third quarter of 2011. The decrease of $7.8 million in net loss for the third quarter was primarily attributed to the increase of $31.8 million in dry hole expense charge recorded for the Criollo #1 exploratory well, Bicuar #1 exploratory well and allowance for impairment of unproved leasehold properties during the third quarter of 2011 as compared to $15.0 million in dry hole expense charge and allowance for impairment recorded for the Shenandoah #2 appraisal well during the third quarter of 2012.

  •
  Total expenditures, excluding changes in working capital, were approximately $128.9 million and $487.2 million, respectively, for the three and nine months ended September 30, 2012.

  •
  Including our existing cash and investments on hand and restricted cash as of September 30, 2012, we have approximately $1.5 billion of liquidity.

Results of Operations

        We operate our business in two geographic segments: the United States and West Africa. The discussion of the results of operations and the period-to-period comparisons presented below for each operating segment and our consolidated operations analyzes our historical results. The following discussion may not be indicative of future results.

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

	Three Months Ended September 30,
	2012	2011	Increase (Decrease)%
	($ in thousands)
United States Segment:
Oil and gas revenue	$—	$—	$—	—
Operating costs and expenses:
Seismic and exploration	5,072	2,366	2,706	114%
Dry hole expense and impairment	15,041	10,703	4,338	41%
General and administrative	12,270	8,642	3,628	42%
Depreciation and amortization	210	159	51	32%

Total operating costs and expenses	32,593	21,870	10,723	49%

Operating income (loss)	(32,593)	(21,870)	10,723	49%
Other income:
Interest income	1,337	1,253	84	7%

Total other income	1,337	1,253	84	7%

Net income (loss) before income tax	(31,256)	(20,617)	10,639	52%
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(31,256)	$(20,617)	$10,639	52%

West Africa Segment:
Oil and gas revenue	$—	$—	$—	—
Operating costs and expenses:
Seismic and exploration	1,255	2,391	(1,136)	(48)%
Dry hole expense and impairment	—	21,137	(21,137)	(100)%
General and administrative	6,646	2,817	3,829	136%
Depreciation and amortization	59	27	32	119%

Total operating costs and expenses	7,960	26,372	(18,412)	(70)%

Operating income (loss)	(7,960)	(26,372)	(18,412)	(70)%
Other income:
Interest income	2	2	—	—

Total other income	2	2	—	—

Net income (loss) before income tax	(7,958)	(26,370)	(18,412)	(70)%
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(7,958)	$(26,370)	$(18,412)	(70)%

Consolidated Operations:
Oil and gas revenue	$—	$—	$—	—
Operating costs and expenses:
Seismic and exploration	6,327	4,757	1,570	33%
Dry hole expense and impairment	15,041	31,840	(16,799)	(53)%
General and administrative	18,916	11,459	7,457	65%
Depreciation and amortization	269	186	83	45%

Total operating costs and expenses	40,553	48,242	(7,689)	(16)%

Operating income (loss)	(40,553)	(48,242)	(7,689)	(16)%
Other income:
Interest income	1,339	1,255	84	7%

Total other income	1,339	1,255	84	7%

Net income (loss) before income tax	(39,214)	(46,987)	(7,773)	(17)%
Income tax expense (benefit)	—	—	—

Net income (loss)	$(39,214)	$(46,987)	$(7,773)	(17)%

United States Segment:

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the three months ended September 30, 2012 and 2011, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the three months ended September 30, 2012 and 2011:

        Seismic and exploration.    Seismic and exploration costs increased by $2.7 million during the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. The increase was due to an increase of $3.6 million for the purchase of seismic data over certain of our prospects in the U.S. Gulf of Mexico and a $0.2 million increase in leasehold delay rentals, offset by the decrease of $1.1 million in other exploration expenses primarily consisting of standby costs for the Ensco drilling rig incurred during the three months ended September 30, 2011. The seismic and exploration costs incurred for the three months ended September 30, 2012 consisted of (i) $3.7 million incurred for seismic data acquisition for the U.S. Gulf of Mexico, (ii) $1.2 million incurred for leasehold delay rentals and (iii) $0.2 million of other exploration costs.

        Dry hole expense and impairment.    Dry hole expense and impairment increased by $4.3 million during the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. The increase is due to impairment of unproved leasehold properties and dry hole expense written off against exploratory wells as reflected in the following table:

	Three Months Ended September 30,
	2012	2011	Increase (Decrease)
	($ in thousands)
Impairment of Unproved Leasehold:
Amortization of leasehold costs with carrying value under $1 million	$2,325	$2,506	$(181)
Dry hole Expense:
Criollo #1 Exploratory well	—	8,197	(8,197)
Shenandoah #2 Appraisal well	12,716	—	12,716

	$15,041	$10,703	$4,338

        General and administrative.    General and administrative costs increased by $3.6 million during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The increase in general and administrative costs during this period was attributed to a $2.4 million increase in staff related expenses which includes equity compensation, a $2.1 million increase in legal and other consulting fees, a $2.2 million increase in office related expenses, offset by an increase of $3.1 million in recoveries from partners due to the increase in drilling activities.

        Depreciation and amortization.    Depreciation and amortization did not materially change from the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

        Other income.    Other income did not materially change from the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

        Income tax expense/benefit.    No income tax benefit has been reflected since a full valuation allowance has been established against the deferred tax asset that would have been generated as a result of the operating results.

West Africa Segment:

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the three months ended September 30, 2012 and 2011, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the three months ended September 30, 2012 and 2011:

        Seismic and exploration.    Seismic and exploration costs decreased by $1.1 million during the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. The decrease was due to a $0.2 million decrease in seismic data costs and technical studies for offshore West Africa and a $0.9 million decrease in other costs incurred during the three months ended September 30, 2011. The seismic and exploration costs incurred for the three months ended September 30, 2012 consisted of (i) $0.9 million for seismic data acquisition and processing for offshore West Africa, and (ii) $0.4 million for other exploration costs.

        Dry hole expense and impairment.    The decrease of $21.1 million in dry hole expense and impairment during the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, was due to $21.1 million of dry hole expense charge on the Bicuar #1 exploratory well during the three months ended September 30, 2011.

        General and administrative.    General and administrative costs increased by $3.8 million for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. The increase is attributed to a $1.1 million increase in office rent and staff housing, a $0.9 million increase in office related expense in Angola and a $1.8 million increase in our share of overhead and technical charges due to increased drilling activities offshore Angola.

        Depreciation and amortization.    Depreciation and amortization did not materially change from the three months ended September 30, 2012, as compared to the three months ended September 30, 2011.

        Other income.    Other income did not change during the three months ended September 30, 2012, as compared to the three months ended September 30, 2011.

        Income tax expense/benefit.    No income tax benefit has been reflected since a full valuation allowance has been established against the deferred tax asset that would have been generated as a result of the operating results.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

	Nine Months Ended September 30,
	2012	2011	Increase (Decrease)%
	($ in thousands)
United States Segment:
Oil and gas revenue	$—	$—	$—	—
Operating costs and expenses:
Seismic and exploration	21,805	7,020	14,785	211%
Dry hole expense and impairment	131,720	15,722	115,998	738%
General and administrative	34,999	27,021	7,978	30%
Depreciation and amortization	647	497	150	30%

Total operating costs and expenses	189,171	50,260	138,911	276%

Operating income (loss)	(189,171)	(50,260)	138,911	276%
Other income:
Interest income	3,950	3,007	943	31%

Total other income	3,950	3,007	943	31%

Net income (loss) before income tax	(185,221)	(47,253)	137,968	292%
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(185,221)	$(47,253)	137,968	292%

West Africa Segment:
Oil and gas revenue	$—	$—	$—	—
Operating costs and expenses:
Seismic and exploration	13,877	4,990	8,887	178%
Dry hole expense and impairment	—	21,137	(21,137)	(100)%
General and administrative	17,240	9,094	8,146	90%
Depreciation and amortization	135	52	83	160%

Total operating costs and expenses	31,252	35,273	(4,021)	(11)%

Operating income (loss)	(31,252)	(35,273)	(4,021)	(11)%
Other income:
Interest income	5	3	2	67%

Total other income	5	3	2	67%

Net income (loss) before income tax	(31,247)	(35,270)	(4,023)	(11)%
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(31,247)	(35,270)	(4,023)	(11)%

Consolidated Operations:
Oil and gas revenue	$—	$—	$—	—
Operating costs and expenses:
Seismic and exploration	35,682	12,010	23,672	197%
Dry hole expense and impairment	131,720	36,859	94,861	257%
General and administrative	52,239	36,115	16,124	45%
Depreciation and amortization	782	549	233	42%

Total operating costs and expenses	220,423	85,533	134,890	158%

Operating income (loss)	(220,423)	(85,533)	134,890	158%
Other income:
Interest income	3,955	3,010	945	31%

Total other income	3,955	3,010	945	31%

Net income (loss) before income tax	(216,468)	(82,523)	133,945	162%
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(216,468)	$(82,523)	133,945	162%

United States Segment:

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the nine months ended September 30, 2012 and 2011, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the nine months ended September 30, 2012 and 2011:

        Seismic and exploration.    Seismic and exploration costs increased by $14.8 million during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. The increase was due to an increase of $16.4 million for the purchase of seismic data on certain of our prospects in the U.S. Gulf of Mexico, a $0.2 million increase in leasehold delay rentals, offset by a decrease of $1.8 million in rig related charges. The seismic and exploration costs incurred for the nine months ended September 30, 2012 consisted of (i) $17.0 million incurred for seismic data acquisition in the U.S. Gulf of Mexico, (ii) $4.1 million for leasehold delay rentals and (iii) $0.7 million of other exploration costs.

        Dry hole expense and impairment.    Dry hole expense and impairment increased by $116.0 million during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. The increase is due to impairment of unproved leasehold properties and dry hole expense written off against exploratory wells as reflected in the following table:

	Nine Months Ended September 30,
	2012	2011	Increase (Decrease)
	($ in thousands)
Impairment of Unproved Leasehold:
Ligurian prospect	$41,861	$—	$41,861
Other leasehold(1)	8,298	—	8,298
Amortization of leasehold costs with carrying value under $1 million	7,642	7,525	117
Dry hole Expense:
Criollo #1 exploratory well	—	8,197	(8,197)
Ligurian #1 exploratory well	8,100	—	8,100
Ligurian #2 exploratory well	48,994	—	48,994
Heidelberg #3 appraisal well side track	4,109	—	4,109
Shenandoah #2 Appraisal well	12,716	—	12,716

	$131,720	$15,722	$115,998

(1)
Other leasehold includes certain unproved oil and gas leases for properties in the U.S. Gulf of Mexico with carrying value greater than $1 million that we have no exploration activity planned, based on our three-year exploration plan, during the remaining term of the leases.

        General and administrative.    General and administrative costs increased by $8.0 million during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. The increase in general and administrative costs during this period was attributed to a $9.6 million increase in staff related expenses which includes equity compensation, a $4.8 million increase in legal and other consulting fees, a $4.9 million increase in office related expenses, offset by an increase of $11.3 million in recoveries from partners due to the increase in drilling activities.

        Depreciation and amortization.    Depreciation and amortization did not materially change from the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011.

        Other income.    Other income increased by $0.9 million for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. The increase was due to an increase in interest recognized on investment securities.

        Income tax expense/benefit.    No income tax benefit has been reflected since a full valuation allowance has been established against the deferred tax asset that would have been generated as a result of the operating results.

West Africa Segment:

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the nine months ended September 30, 2012 and 2011, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the nine months ended September 30, 2012 and 2011:

        Seismic and exploration.    Seismic and exploration costs increased by $8.9 million during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. The increase was due to the acquisition of seismic data on Block 20 offshore Angola. The seismic and exploration costs incurred for the nine months ended September 30, 2012 consisted of (i) $12.9 million incurred for seismic data acquisition and processing for offshore West Africa, and (ii) $1.0 million for other exploration costs.

        Dry hole expense and impairment.    The decrease of $21.1 million in dry hole expense and impairment during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011 was due to $21.1 million of dry hole expense charge on the Bicuar #1 exploratory well during the nine months ended September 30, 2011.

        General and administrative.    General and administrative costs increased by $8.1 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The increase was attributed to a $1.4 million increase in office rent and staff housing, a $0.4 million increase in other office related expenses in Angola and a $6.3 million increase in our share of overhead and technical charges due to increased drilling activities offshore Angola.

        Depreciation and amortization.    Depreciation and amortization did not materially change from the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011.

        Other income.    Other income did not change during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011.

        Income tax expense/benefit.    No income tax benefit has been reflected since a full valuation allowance has been established against the deferred tax asset that would have been generated as a result of the operating results.

Liquidity and Capital Resources

        We are a development stage enterprise and will continue to be so until commencement of substantial production from our oil properties or we have proved reserves. With respect to our Cameia pre-salt discovery, we are currently conducting pre-development activities and planning for a phased development approach. We currently estimate first oil and cash flow from Cameia during 2016, assuming continued alignment with our partners and the concessionaire, among other things. Our confidence in conducting pre-development activities and progressing our Cameia discovery toward development is based on the fact that the drilling results from our Cameia #1 exploratory well far exceeded our pre-drill estimates on feet of pay, reservoir rock properties, flow characteristics and fluid properties. Furthermore, our Cameia #2 appraisal well demonstrated lateral continuity within the reservoir originally encountered by our Cameia #1 exploratory well and provided additional assurance of sufficient areal extent to support our plans to proceed with the evaluation of development options.

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

        As of September 30, 2012, we had approximately $1.5 billion in liquidity, which includes cash and cash equivalents, short-term restricted funds, short-term investments, long-term restricted funds and long-term investments. This amount does not include the Total carry, of which approximately $110 million remains available to us, or any success payments of up to $180 million Total is obligated to pay us pursuant to the terms of our U.S. Gulf of Mexico alliance. We expect to expend approximately $550 to $650 million for our ongoing operations and general corporate purposes in 2012. Our total expenditures, excluding changes in working capital, were approximately $128.9 million and $487.2 million, respectively, for the three and nine months ended September 30, 2012. We expect that our existing cash on hand will be sufficient to fund our planned exploration and appraisal drilling program at least through the end of 2013. However, we may require additional funds earlier than we currently expect in order to execute our strategy as planned. We may seek additional funding through asset sales, farm-out arrangements and equity and debt financings. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our existing stockholders. For example, if we raise additional funds by issuing additional equity securities, further dilution to our existing stockholders will result. If we are unable to obtain funding on a timely basis or on acceptable terms, we may be required to significantly curtail one or more of our exploration and appraisal drilling programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our prospects which we would otherwise develop on our own, or with a majority working interest.

Cash Flows

	Nine Months Ended September 30,
	2012	2011
	($ in thousands)
Net cash provided by (used in):
Operating Activities	$(134,647)	$(35,544)
Investing Activities	(520,543)	(552,740)
Financing Activities	489,414	478,204

        Operating activities.    Net cash used in operating activities for the nine months ended September 30, 2012 was $134.6 million compared with net cash used in operating activities of $35.5 million for the nine months ended September 30, 2011. The increase was attributed primarily to increased drilling activities in the U.S. Gulf of Mexico and offshore Angola.

        Investing activities.    Net cash used in investing activities for the nine months ended September 30, 2012 was $520.5 million, compared with net cash used in investing activities of $552.7 million for the nine months ended September 30, 2011. The net cash used in investing activities for the nine months ended September 30, 2012 was primarily attributed to the investment of proceeds from the follow-on public offering of our common stock that closed on February 29, 2012 and capital expenditures relating to the Ligurian #2 and North Platte #1 exploratory wells in the U.S. Gulf of Mexico and the Cameia #2 appraisal well offshore Angola.

        Financing activities.    Net cash provided by financing activities for the nine months ended September 30, 2012 was $489.4 million, compared with $478.2 million, for the nine months ended September 30, 2011. The increase results from a greater amount of net proceeds from our public offering of our common stock that closed on February 29, 2012 than our public offering of our common stock that closed on April 15, 2011.

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

        There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit Number	Description of Document
10.1*+	Offshore Drilling Contract between CIE Angola Block 21 Ltd. and Universal Energy Resources, Inc., dated July 30, 2012
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Labels Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

*
Filed herewith.

**
Furnished herewith.

+
Confidential treatment requested as to certain portions, which portions have been provided separately to the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Cobalt International Energy, Inc.
	By:	/s/ JOSEPH H. BRYANT Name: Joseph H. Bryant Title: Chairman of the Board of Directors and Chief Executive Officer
	By:	/s/ JOHN P. WILKIRSON Name: John P. Wilkirson Title: Executive Vice President and Chief Financial Officer
Dated: October 30, 2012

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1*+	Offshore Drilling Contract between CIE Angola Block 21 Ltd. and Universal Energy Resources, Inc., dated July 30, 2012
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Labels Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

*
Filed herewith.

**
Furnished herewith.

+
Confidential treatment requested as to certain portions, which portions have been provided separately to the Securities and Exchange Commission.