Form 10-Q
period 2013-03-31
Cobalt International Energy, Inc.
filed 2013-04-30
CIK 1471261

Use these links to rapidly review the document

PART I—FINANCIAL INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
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

        Number of shares of the registrant's common stock outstanding at March 31, 2013: 411,154,599 shares.

Cautionary Note Regarding Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains estimates and forward- looking statements, principally in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our estimates and forward-looking statements are mainly based on our current expectations and estimates of future events and trends, which affect or may affect our businesses and operations. Although we believe that these estimates and forward-looking statements are based upon reasonable assumptions, they are subject to several risks and uncertainties and are made in light of information currently available to us. Many important factors, in addition to the factors described in our 2012 Annual Report on Form 10-K filed on February 26, 2013, may adversely affect our results as indicated in forward-looking statements. You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect.

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

  •
  the cost and availability of adequate insurance coverage; and

  •
  other risk factors discussed in the "Risk Factors" section of our 2012 Annual Report on Form 10-K filed on February 26, 2013.

        The words "believe," "may," "will," "aim," "estimate," "continue," "anticipate," "intend," "expect," "plan" and similar words are intended to identify estimates and forward-looking statements. Estimates and forward-looking statements speak only as of the date they were made, and, except to the extent required by law, we undertake no obligation to update or to review any estimate and/or forward-looking statement because of new information, future events or other factors. Estimates and forward-looking statements involve risks and uncertainties and are not guarantees of future performance. As a result of the risks and uncertainties described above, the estimates and forward-looking statements discussed in this Quarterly Report on Form 10-Q might not occur and our future results and our performance may differ materially from those expressed in these forward-looking statements due to, including, but not limited to, the factors mentioned above. Because of these uncertainties, you should not place undue reliance on these forward- looking statements.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

COBALT INTERNATIONAL ENERGY, INC.

Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012	6
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012, and for the period November 10, 2005 (Inception) through March 31, 2013	7
Condensed Consolidated Statements of Changes in Partners' Capital and Stockholders' Equity for the Three Months Ended March 31, 2013 and for the period November 10, 2005 (Inception) through March 31, 2013	8
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012, and for the period November 10, 2005 (Inception) through March 31, 2013	9
Notes to Condensed Consolidated Financial Statements	10

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2013	December 31, 2012
	($ in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$325,756	$1,425,815
Joint interest and other receivables	71,687	61,592
Prepaid expenses and other current assets	30,141	23,941
Inventory	62,768	65,286
Short-term restricted funds	90,449	90,440
Short-term investments	1,287,298	789,668

Total current assets	1,868,099	2,456,742
Property, plant, and equipment:
Oil and gas properties, successful efforts method of accounting, net of accumulated depletion of $-0-	1,124,770	1,094,464
Other property and equipment, net of accumulated depreciation and amortization of $2,992 and $2,533, as of March 31, 2013 and December 31, 2012, respectively	4,944	5,292

Total property, plant, and equipment, net	1,129,714	1,099,756

Long-term restricted funds	305,208	395,652
Long-term investments	512,754	36,267
Other assets	25,538	23,042

Total assets	$3,841,313	$4,011,459

Liabilities and Stockholders' Equity
Current liabilities:
Trade and other accounts payable	$6,625	$67,876
Accrued liabilities	88,881	44,061
Short-term contractual obligations	49,019	49,019

Total current liabilities	144,525	160,956

Long-term debt	1,002,055	991,191
Long-term contractual obligations	125,383	168,238
Other long-term liabilities	1,862	1,856

Total long-term liabilities	1,129,300	1,161,285

Stockholders' Equity:
Common stock, $0.01 par value per share; 2,000,000,000 shares authorized, 406,707,716 and 406,596,884 issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	4,067	4,066
Additional paid-in capital	3,619,343	3,612,987
Accumulated deficit during the development stage	(1,055,922)	(927,835)

Total stockholders' equity	2,567,488	2,689,218

Total liabilities and stockholders' equity	$3,841,313	$4,011,459

See accompanying notes.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
			For the Period November 10, 2005 (Inception) Through March 31, 2013
	2013	2012
	($ in thousands except per share data)
Oil and gas revenue	$—	$—	$—
Operating costs and expenses:
Seismic and exploration	22,318	17,350	412,490
Dry hole expense and impairment	68,168	5,324	306,901
General and administrative	21,507	14,840	327,450
Depreciation and amortization	459	201	5,210

Total operating costs and expenses	112,452	37,715	1,052,051

Operating income (loss)	(112,452)	(37,715)	(1,052,051)
Other income (expense):
Gain on sale of assets	1,497	—	1,497
Interest income	1,525	1,184	16,569
Interest expense, net	(18,657)	—	(21,937)

Total other income (expense)	(15,635)	1,184	(3,871)

Net income (loss) before income tax	(128,087)	(36,531)	(1,055,922)
Income tax expense	—	—	—

Net income (loss)	$(128,087)	$(36,531)	$(1,055,922)

Basic and diluted income (loss) per common share	$(0.31)	$(0.09)

Weighted average common shares outstanding	406,651,869	394,058,437

See accompanying notes.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Condensed Consolidated Statements of Changes in Partners' Capital and Stockholders' Equity

(Unaudited)

	General Partner	Class A Limited Partners	Class B Limited Partners	Class C Limited Partners	Common Stock	Additional Paid-in Capital	Accumulated Deficit During Development Stage	Total
	($ in thousands)
Balance, November 10, 2005 (Inception)	$—	$—	$—	$—	$—	$—	$—	$—
Class A limited partners' contributions	—	1,256,738	—	—	—	—	—	1,256,738
Class B & C limited partners' equity compensation	—	—	6,984	734	—	—	—	7,718
Common stock issued upon corporate reorganization	—	(1,256,738)	(6,984)	(734)	2,743	1,261,713	—	—
Common stock issued at initial public offering, net of offering costs	—	—	—	—	630	806,629	—	807,259
Common stock issued at private placement	—	—	—	—	32	42,156	—	42,188
Common stock issued at the closing of the over-allotment portion of initial public offering, net of offering costs	—	—	—	—	80	101,176	—	101,256
Common stock issued at public offering, net of costs	—	—	—	—	538	966,974	—	967,512
Common stock issued for restricted stock and stock options	—	—	—	—	44	(44)	—	—
Equity based compensation	—	—	—	—	—	52,989	—	52,989
Common stock withheld for taxes on equity based compensation	—	—	—	—	(1)	(360)	—	(361)
Exercise of stock options	—	—	—	—	—	338	—	338
Conversion option relating to 2.625% convertible senior notes, net of allocated costs	—	—	—	—	—	381,416	—	381,416
Net income (loss)	—	—	—	—	—	—	(927,835)	(927,835)

Balance, December 31, 2012	—	—	—	—	4,066	3,612,987	(927,835)	2,689,218
Common stock issued for restricted stock and stock options	—	—	—	—	1	(1)	—	—
Equity based compensation	—	—	—	—	—	6,283	—	6,283
Exercise of stock options	—	—	—	—	—	74	—	74
Net income (loss)	—	—	—	—	—	—	(128,087)	(128,087)

Balance, March 31, 2013	$—	$—	$—	$—	$4,067	$3,619,343	$(1,055,922)	$2,567,488

See accompanying notes.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,		For the Period November 10, 2005 (Inception) Through March 31, 2013
	2013	2012
	($ in thousands)
Cash flows provided from operating activities
Net income (loss)	$(128,087)	$(36,531)	$(1,055,922)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	459	201	5,210
Dry hole expense and impairment of unproved properties	68,168	5,324	306,901
Gain on sale of assets	(1,497)	—	(1,497)
Equity based compensation	6,283	6,636	66,991
Amortization of premium (accretion of discount) on investments	4,822	4,203	39,363
Amortization of debt discount	11,305	—	13,054
Other	—	—	558
Changes in operating assets and liabilities:
Joint interest and other receivables	(7,373)	7,694	(68,768)
Inventory	2,518	2,471	(62,768)
Prepaid expense and other current assets	(6,199)	2,102	(30,140)
Deferred charges	(2,938)	3,288	(25,538)
Trade and other accounts payable	(61,252)	(35,253)	6,626
Accrued liabilities and other	9,207	(17,579)	62,525

Net cash provided by (used in) operating activities	(104,584)	(57,444)	(743,405)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(50,855)	(122,851)	(897,803)
Capital expenditures for other property and equipment	(111)	(472)	(10,177)
Exploratory wells drilling in process	(53,667)	(42,880)	(647,573)
Proceeds from sale of oil and gas properties	—	—	339,001
Change in restricted funds	90,322	4,451	(221,760)
Proceeds from maturity of investment securities	346,709	307,582	2,945,762
Purchase of investment securities	(1,326,757)	(590,241)	(4,960,494)

Net cash provided by (used in) investing activities	(994,359)	(444,411)	(3,453,044)

Cash flows from financing activities
Capital contributions prior to IPO—Class A limited partners	—	—	1,256,180
Proceeds from initial public offering, net of costs	—	—	950,702
Proceeds from public offerings, net of costs	—	489,488	967,513
Proceeds from debt offering, net of costs	(1,190)	—	1,347,760
Proceeds from stock option exercises	74	—	412
Payments for common stock withheld for taxes on equity based compensation	—	(171)	(362)

Net cash provided by (used in) financing activities	(1,116)	489,317	4,522,205

Net increase (decrease) in cash and cash equivalents	(1,100,059)	(12,538)	325,756
Cash and cash equivalents, beginning of period	1,425,815	292,546	—

Cash and cash equivalents, end of period	$325,756	$280,008	$325,756

Non-Cash Disclosures
Changes in accrued capital expenditures	$35,147	$255,681	$52,217
Transfer of investment securities to and from restricted funds	$26	$211,796	$178,804

See accompanying notes.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

General

        Cobalt International Energy, Inc. (the "Company") is incorporated in the state of Delaware. The Company is an independent, oil-focused exploration and production company with an extensive below salt prospect inventory in the deepwater of the U.S. Gulf of Mexico and offshore Angola and Gabon in West Africa. All of the Company's prospects are oil-focused. To date, the Company's drilling efforts have resulted in discoveries in both the U.S. Gulf of Mexico at North Platte, Heidelberg and Shenandoah and offshore Angola at Cameia. The Company's plan is to continue to mature and drill what it believes are its most promising prospects in the deepwater U.S. Gulf of Mexico and the deepwater offshore Angola and Gabon as it further appraises, evaluates and progresses its existing discoveries toward potential project sanction and development. The Company operates its business in two geographic segments: the U.S. Gulf of Mexico and West Africa.

        The terms "Company," "Cobalt," "we," "us," "our," "ours," and similar terms refer to Cobalt International Energy, Inc. unless the context indicates otherwise.

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the financial statements of Cobalt International Energy, Inc. and all of its wholly-owned subsidiaries. All significant intercompany transactions and amounts have been eliminated for all years presented. Because the Company is a development stage enterprise, it has presented its financial statements in accordance with accounting guidance related to "Development Stage Entities."

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and the appropriate rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, the condensed consolidated financial statements do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be presented for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Reclassifications

        Certain reclassifications have been made to prior periods' financial statements to conform to the current presentation in the unaudited condensed consolidated statements of cash flows.

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

revenues and expenses during the reporting period. Significant estimates made by the Company include (i) accruals related to expenses, (ii) assumptions used in estimating fair value of equity based awards and the fair value of the liability component of the convertible senior notes and (iii) assumptions used in impairment testing. Although the Company believes these estimates are reasonable, actual results could differ from these estimates.

Investments

        The Company's policy on accounting for its investments, which consist entirely of debt securities, is based on the accounting guidance relating to "Accounting for Certain Investments in Debt and Equity Securities." The Company considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year are classified as long-term investments. The debt securities are carried at amortized costs and classified as held-to-maturity securities as the Company has the positive intent and ability to hold them until they mature. The net carrying value of held-to-maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity over the life of the securities. Held-to-maturity securities are stated at amortized cost, which approximates fair market value as of March 31, 2013 and December 31, 2012. Income related to these securities is reported as a component of interest income in the Company's condensed consolidated statement of operations. See Note 5—Investments.

        Investments are considered to be impaired when a decline in fair value is determined to be other-than-temporary. The Company conducts a regular assessment of its debt securities with unrealized losses to determine whether securities have other-than-temporary impairment ("OTTI"). This assessment considers, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, market conditions and whether the Company intends to sell or whether it is more likely than not that the Company will be required to sell the debt securities. As of March 31, 2013 and December 31, 2012, the Company has no OTTI in its debt securities.

Capitalized Interest

        For exploration and development projects that have not commenced production, interest is capitalized as part of the historical cost of developing and constructing assets. Capitalized interest is determined by multiplying the Company's weighted-average borrowing cost on debt by the average amount of qualifying costs incurred. Once an asset subject to interest capitalization is completed and placed in service, the associated capitalized interest is expensed through depreciation or impairment. See Note 7—Property, Plant, and Equipment and Note 8—Long-term Debt.

Earnings (Loss) Per Share

        Basic income (loss) per share was calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the periods presented. The calculation of diluted income (loss) per share should include the potential dilutive impact of

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

non-vested restricted shares, non-vested restricted stock units, outstanding stock options and 2.625% convertible senior notes due 2019, during the period, unless their effect is anti-dilutive. For the three months ended March 31, 2013 and 2012, 6,848,139 and 6,595,786 shares of non-vested restricted stock, non-vested restricted stock units, outstanding stock options and 2.625% convertible senior notes due 2019, respectively, were excluded from the diluted income (loss) per share because they are anti-dilutive.

2. Cash and Cash Equivalents

        Cash and cash equivalents consisted of the following:

	March 31, 2013	December 31, 2012
	($ in thousands)
Cash at banks	$27,409	$65,935
Money market funds	205,791	1,105,148
Held-to-maturity securities(1)	92,556	254,732

	$325,756	$1,425,815

(1)
These securities mature three months or less from the date of purchase.

3. Restricted Funds

        Restricted funds consisted of the following:

	March 31, 2013	December 31, 2012
	($ in thousands)
Short-term:
Ensco 8503 escrow account	$90,449	$90,440

	$90,449	$90,440

Long-term:
Ensco 8503 escrow account	—	90,440
Collateral on letters of credit for Angola	304,488	304,492
Other vendor restricted deposits	720	720

	$305,208	$395,652

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Joint Interest and Other Receivables

        Joint interest and other receivables result primarily from billing shared costs under the respective operating agreements to the Company's partners. These are usually settled within 30 days of the invoice date.

	March 31, 2013	December 31, 2012
	($ in thousands)
Partners in the U.S. Gulf of Mexico	$50,161	$52,439
Partners in West Africa	3,186	2,185
Accrued interest on investment securities	11,209	3,647
Vendors' receivables	3,789	1,526
Other	3,342	1,795

	$71,687	$61,592

5. Investments

        The Company's investments in held-to-maturity securities which are recorded at amortized cost and approximate fair market value, were as follows as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	($ in thousands)
U.S. Treasury securities	$393,258	$483,775
Corporate securities	1,217,076	510,691
Commercial paper	650,506	562,975
Certificates of deposit	25,000	7,000

Total	$2,285,840	$1,564,441

        The Company's condensed consolidated balance sheet included the following held-to-maturity securities:

	March 31, 2013	December 31, 2012
	($ in thousands)
Cash and cash equivalents	$92,556	$254,732
Short-term investments	1,287,298	789,668
Short-term restricted funds	90,449	90,440
Long-term restricted funds	302,783	393,334
Long-term investments	512,754	36,267

	$2,285,840	$1,564,441

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Investments (Continued)

        The contractual maturities of these held-to-maturity securities as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	($ in thousands)
Within 1 year	$1,773,086	$1,773,086	$1,528,174	$1,528,174
After 1 year	512,754	512,754	36,267	36,267

	$2,285,840	$2,285,840	$1,564,441	$1,564,441

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

        Level 2—Quoted prices in non-active markets or in active markets for similar assets or liabilities, and inputs other than quoted prices that are observable, for the asset or liability, either directly or indirectly, for substantially the full contractual term of the asset or liability being measured. This category includes the Company's U.S. Treasury bills, U.S. Treasury notes, U.S. Government agency securities, commercial paper, corporate bonds, municipal bonds and certificates of deposits.

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

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Fair Value Measurements (Continued)

        The following tables summarize the Company's significant financial instruments as categorized by the fair value measurement hierarchy:

	Level 1		Level 2
					Balance as of March 31, 2013
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
	($ in thousands)
Cash and cash equivalents:
Cash	$27,409	$27,409	$—	$—	$27,409
Money market funds	205,791	205,791	—	—	205,791
Commercial paper	—	—	70,873	70,873	70,873
Corporate bonds	—	—	21,683	21,683	21,683

Subtotal	233,200	233,200	92,556	92,556	325,756

Short-term restricted funds:
U.S. Treasury bills	—	—	90,449	90,449	90,449

Subtotal	—	—	90,449	90,449	90,449

Short-term investments:
U.S. Treasury bills	—	—	26	26	26
Corporate bonds	—	—	682,639	682,639	682,639
Municipal bonds	—	—	—	—	—
Commercial paper	—	—	579,633	579,633	579,633
Certificates of deposits	—	—	25,000	25,000	25,000

Subtotal	—	—	1,287,298	1,287,298	1,287,298

Long-term restricted funds:
Money market funds	2,425	2,425	—	—	2,425
U.S. Treasury notes	—	—	302,783	302,783	302,783

Subtotal	2,425	2,425	302,783	302,783	305,208

Long-term investments:
Corporate bonds	—	—	512,754	512,754	512,754

Subtotal	—	—	512,754	512,754	512,754

Total	$235,625	$235,625	$2,285,840	$2,285,840	$2,521,465

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Fair Value Measurements (Continued)

	Level 1		Level 2
					Balance as of December 31, 2012
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
	($ in thousands)
Cash and cash equivalents:
Cash	$65,935	$65,935	$—	$—	$65,935
Money market funds	1,105,148	1,105,148	—	—	1,105,148
Commercial paper	—	—	247,206	247,206	247,206
Corporate bonds	—	—	7,526	7,526	7,526

Subtotal	1,171,083	1,171,083	254,732	254,732	1,425,815

Short-term restricted funds:
U.S. Treasury bills	—	—	90,440	90,440	90,440

Subtotal	—	—	90,440	90,440	90,440

Short-term investments:
Corporate bonds	—	—	466,898	466,898	466,898
Commercial paper	—	—	315,769	315,769	315,769
Certificates of deposits	—	—	7,001	7,001	7,001

Subtotal	—	—	789,668	789,668	789,668

Long-term restricted funds:
Money market funds	2,318	2,318	—	—	2,318
U.S. Treasury bills	—	—	178,216	178,216	178,216
U.S. Treasury notes	—	—	215,118	215,118	215,118

Subtotal	2,318	2,318	393,334	393,334	395,652

Long-term investments:
Corporate bonds	—	—	36,267	36,267	36,267

Subtotal	—	—	36,267	36,267	36,267

Total	$1,173,401	$1,173,401	$1,564,441	$1,564,441	$2,737,842

(1)
As of March 31, 2013 and December 31, 2012, the Company did not record any OTTI on these assets.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Property, Plant, and Equipment

        Property, plant, and equipment is stated at cost less accumulated depreciation/amortization and consisted of the following:

	Estimated Useful Life (Years)	March 31, 2013	December 31, 2012
		($ in thousands)
Oil and Gas Properties:
Unproved oil and gas properties		$729,793	$721,853
Less: accumulated valuation allowance		(80,773)	(78,413)

		649,020	643,440
Exploratory wells in process		475,750	451,024

Total oil and gas properties, net		1,124,770	1,094,464
Other Property and Equipment:
Computer equipment and software	3	3,202	3,166
Office equipment and furniture	3 - 5	2,128	2,093
Vehicles	3	268	268
Leasehold improvements	3 - 10	2,338	2,298

		7,936	7,825
Less: accumulated depreciation and amortization(1)		(2,992)	(2,533)

Total other property and equipment, net		4,944	5,292

Property, plant, and equipment, net		$1,129,714	$1,099,756

(1)
During the year ended December 31, 2012, the Company wrote off $2.2 million of old computer equipment and leasehold improvements which were fully depreciated and which had no impact on the consolidated statements of operations and consolidated statements of cash flow.

        The Company recorded $0.5 million, $0.2 million and $5.2 million of depreciation and amortization expense for the three months ended March 31, 2013 and 2012, and for the period November 10, 2005 (inception) through March 31, 2013, respectively.

Unproved Oil and Gas Properties

        On December 20, 2011, the Company acquired a 40% working interest in Block 20 offshore Angola for a total consideration of $347.1 million, of which $337.1 million is contractually scheduled to be paid over five years commencing in January 2012. As of March 31, 2013, $165.7 million has been paid and the remaining $171.4 million was accrued in short-term and long-term contractual obligations. See Note 9—Contractual Obligations. In addition to the Block 20 interests, the Company has $10.8 million of unproved property acquisition costs relating to its 40% interests in Blocks 9 and 21 offshore Angola and its 21.25% working interest in the Diaba block offshore Gabon. As of March 31, 2013, the Company also has $291.1 million of unproved property acquisition costs, net of valuation

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Property, Plant, and Equipment (Continued)

allowance for impairment, relating to its U.S. Gulf of Mexico properties. This $291.1 million includes $8.0 million of acquisition costs incurred on various working interests in unproved properties located in the U.S. Gulf of Mexico acquired by the Company in 2013. As of March 31, 2013 and December 31, 2012, the Company has a net total of $649.0 million and $643.4 million, respectively, of unproved property acquisition costs on the condensed consolidated balance sheets.

        On February 26, 2013, the Company executed a Purchase and Sale agreement (the "PSA") to sell its ownership interests on an unproved oil and gas property on Mississippi Canyon Block 209 for a total consideration of $5.6 million. The Company received $1.5 million at closing. Pursuant to the terms and conditions of the PSA, the Company will receive the remaining $4.1 million contingent upon the purchaser's commencement of operations and production on this property in the future. For the three months ended March 31, 2013, the Company recognized a gain of $1.5 million on the sale of assets as a result of this transaction.

        Acquisition costs of unproved properties are assessed for impairment during the holding period and transferred to proved oil and gas properties to the extent associated with successful exploration activities. There are no impairment indicators to date that would require the Company to impair the unproved properties in Blocks 9, 20, and 21 offshore Angola and in the Diaba block offshore Gabon. Oil and gas leases for unproved properties in the U.S. Gulf of Mexico with carrying value greater than $1.0 million are assessed individually for impairment, based on the Company's current exploration plans, and an allowance for impairment is provided, if impairment is indicated. Leases that are individually less than $1.0 million in carrying value or are near expiration are amortized on a group basis over the average terms of the leases, at rates that provide for full amortization of leases upon lease expiration. These leases have expiration dates ranging from 2013 through 2022. As of March 31, 2013 and December 31, 2012, the balance for unproved properties that were subject to amortization before impairment provision was $69.0 million and $69.1 million, respectively. The Company recorded a lease impairment allowance of $2.4 million and $3.0 million for the three months ended March 31, 2013 and 2012, respectively, and $80.9 million for the period November 10, 2005 (inception) through March 31, 2013.

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

(Unaudited)

7. Property, Plant, and Equipment (Continued)

        The following tables reflect the Company's net changes in and the cumulative costs of capitalized exploratory well costs (excluding any related leasehold costs):

	March 31, 2013	December 31, 2012
	($ in thousands)
Beginning of period	$451,024	$178,338
Addition to capitalized exploratory well cost pending determination of proved reserves(1):
U.S. Gulf of Mexico:
Shenandoah #1 Exploratory Well	—	200
Shenandoah #2 Appraisal Well	—	12,716
Shenandoah #2 Replacement Well	13,586	18,271
Shenandoah Vertical Seismic Profile	2,282	—
Heidelberg #1 Exploratory Well	—	(419)
Heidelberg #3 Appraisal Well	(948)	8,628
Heidelberg #3 Appraisal Well Side Track	—	4,108
Heidelberg Early Development	7,148	5,941
Ligurian #2 Exploratory Well	—	46,961
North Platte #1 Exploratory Well	3,180	72,559
North Platte #1 By-Pass Core	13,625	7,229
North Platte Early Development	—	2,042
Aegean #1 Exploratory Well pre-spud costs	156	31
Ardennes #1 Exploratory Well	10,508	28
West Africa:
Bicuar #1 Exploratory Well pre-spud costs(2)	—	(3,035)
Cameia #1 Exploratory Well	—	33,958
Cameia #2 Appraisal Well(3)	(34,215)	133,328
Cameia #2 Drill Stem Test	65,752	—
Cameia Early Development	3,215	4,058
Mavinga #1 Exploratory Well pre-spud costs	5,317	—
Lontra #1 Exploratory Well pre-spud costs	872	—
Reclassifications to wells, facilities, and equipment based on determination of proved reserves	—	—
Amounts charged to expense(4)	(65,752)	(73,918)

End of period	$475,750	$451,024

(1)
Additions to capitalized exploratory well costs include $1.7 million of capitalized interest costs during the three months ended March 31, 2013.

(2)
The amount of $3.0 million represents pre-spud mobilization and insurance costs allocated to the Bicuar #1 pre-salt exploratory well planned as one of two exploratory wells initially scheduled to be drilled offshore Angola. With the success of the Cameia #1

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Property, Plant, and Equipment (Continued)

  exploratory well, the drilling of the Cameia #2 appraisal well was substituted for the Bicuar #1 pre-salt exploratory well. Hence these costs were reallocated to the Cameia #2 appraisal well.

(3)
The amount of $34.2 million represents costs associated with the drill stem test that were allocated to the Cameia #2 appraisal well in 2012 and were reclassified to the Cameia #2 drill stem test during the three months ended March 31, 2013.

(4)
The amount of $65.8 million for the three months ended March 31, 2013 represents impairment charges related to the lowest drilled interval evaluated by the Cameia #2 drill stem test, which failed to flow measurable hydrocarbons. The Company expects to write off an additional $10 to $15 million after March 31, 2013 related to the Cameia #2 drill stem test. The amount of $73.9 million for the year ended December 31, 2012 represents impairment charges on exploratory wells, including $4.1 million for the Heidelberg #3 sidetrack well, $8.1 million for the Ligurian #1 exploratory well, $49.0 million for the Ligurian #2 exploratory well and $12.7 million for the Shenandoah #2 appraisal well.

	Spud Year	March 31, 2013	December 31, 2012
		($ in thousands)
Cumulative costs:
U.S. Gulf of Mexico
Shenandoah #1 Exploratory Well	2008	$69,668	$69,668
Shenandoah #2 Replacement Well	2012	31,857	18,272
Shenandoah Vertical Seismic Profile	2013	2,282	—
Heidelberg #1 Exploratory Well	2008	19,821	19,822
Heidelberg #3 Appraisal Well	2011	11,736	12,683
Heidelberg Early Development	2012	13,090	5,941
North Platte #1 Exploratory Well	2012	75,738	72,559
North Platte #1 By-Pass Core	2012	20,854	7,229
North Platte Early Development	2012	2,042	2,042
Aegean #1 Exploratory Well pre-spud costs	2012	187	31
Ardennes #1 Exploratory Well	2012	10,537	28
West Africa:
Cameia #1 Exploratory Well	2011	105,363	105,363
Cameia #2 Appraisal Well	2012	99,188	133,328
Cameia Early Development	2012	7,198	4,058
Mavinga #1 Exploratory Well pre-spud costs	2012	5,317	—
Lontra #1 Exploratory Well pre-spud costs	2013	872	—

		$475,750	$451,024

Exploratory Well costs capitalized for a period greater than one year after completion of drilling (included in table above)		$238,445	$194,853

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Property, Plant, and Equipment (Continued)

        As of March 31, 2013, capitalized exploratory well costs that have been suspended longer than one year are associated with the Shenandoah #1, Heidelberg #1 and Cameia #1 discoveries. These exploratory well costs are suspended pending ongoing evaluation including, but not limited to, results of additional appraisal drilling, well-test analysis, additional geological and geophysical data and approval of a development plan. Management believes these discoveries exhibit sufficient indications of hydrocarbons to justify potential development and is actively pursuing efforts to fully assess them. If additional information becomes available that raises substantial doubt as to the economic or operational viability of these discoveries, the associated costs will be expensed at that time.

        As of March 31, 2013, no exploratory wells have been drilled by the Company offshore Gabon.

8. Long-term Debt

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

        Upon the occurrence of an Event of Default, as defined within the Indenture governing the Notes, the Trustee or the Holders of at least 25% in aggregate principal amount of the Notes then outstanding may declare 100% of the principal of, and accrued and unpaid interest on, all the Notes to be due and payable immediately.

        In accordance with accounting guidance relating to, "Debt with Conversion and Other Options", the Company separately accounts for the liability and equity conversion components of the Notes due to the Company's option to settle the conversion obligation in cash. The fair value of the debt excluding the conversion feature at the date of issuance was estimated to be approximately $989.5 million and

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Long-term Debt (Continued)

was calculated based on the fair value of similar non-convertible debt instruments. The resulting value of the conversion option of $390.5 million was recognized as a debt discount and recorded as additional paid-in capital on the Company's consolidated balance sheets. Total debt issue cost on the Notes was $32.2 million of which $23.1 million was allocated to the liability component of the Notes and $9.1 million to the equity component of the Notes. The debt discount and the liability component of the debt issue costs are amortized over the term of the Notes. The effective interest rate used to amortize the debt discount and the liability component of the debt issue costs was approximately 8.40% based on the Company's estimated non-convertible borrowing rate as of the date the Notes were issued. Since the Company incurred losses for all periods, the impact of the conversion option would be anti-dilutive to the earnings per share and therefore was not included in the calculation.

        The carrying amounts of the liability components of the Notes were as follows:

	March 31, 2013			December 31, 2012
	Principal Amount	Unamortized discount(1)	Carrying Amount	Principal Amount	Unamortized discount	Carrying Amount
	($ in thousands)
Carrying amount of liability component
2.625% convertible senior notes	$1,380,000	$(377,945)	$1,002,055	$1,380,000	$(388,809)	$991,191

(1)
Unamortized discount will be amortized over the remaining life of the Notes which is 7 years.

        The carrying amounts of the equity components of the Notes were as follows:

	March 31, 2013	December 31, 2012
	($ in thousands)
Debt discount relating to value of conversion option	$390,540	$390,540
Debt issue costs	(9,124)	(9,124)

Total	$381,416	$381,416

        Fair Value    The fair value of the Notes excluding the conversion feature was $974.6 million and $989.5 million as of March 31, 2013 and December 31, 2012, respectively, and was calculated based on the fair value of similar non-convertible debt instruments since an observable quoted price of the Notes or a similar asset or liability is not readily available.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Long-term Debt (Continued)

        Interest expense was as follows:

	Three Months Ended March 31,
			For the Period November 10, 2005 (Inception) through March 31, 2013
	2013	2012
	($ in thousands)
Interest expense associated with accrued interest(1)	$7,352	$—	$8,760
Interest expense associated with accretion of debt discount	10,864	—	12,660
Interest expense associated with amortization of debt issue costs	441	—	517

Total	$18,657	$—	$21,937

(1)
The $7.4 million represents interest expense net of capitalized amount of $1.7 million.

9. Contractual Obligations

        The short-term and long-term contractual obligations consist of the following:

	March 31, 2013	December 31, 2012
	($ in thousands)
Short-term Contractual Obligations:
Social obligation payments for Block 9, offshore Angola	$150	$150
Social obligation payments for Block 21, offshore Angola	300	300
Social obligation and bonus payments for Block 20, offshore Angola(1)	48,569	48,569

	$49,019	$49,019

Long-term Contractual Obligations:
Social obligation payments for Block 9, offshore Angola	$848	$848
Social obligation payments for Block 21, offshore Angola	1,684	1,684
Social obligation and bonus payments for Block 20, offshore Angola(1)	122,851	165,706

	$125,383	$168,238

(1)
The total amount of social obligation payments for Block 20 has been capitalized. See Note 7—Property, Plant, and Equipment.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. Seismic and Exploration Expenses

        Seismic and exploration expenses consisted of the following:

	Three Months Ended March 31,
			For the Period November 10, 2005 (Inception) through March 31, 2013
	2013	2012
	($ in Thousands)
Seismic costs	$18,109	$15,214	$360,157
Seismic cost recovery(1)	—	—	(25,126)
Leasehold delay rentals	1,387	1,409	34,289
Force Majeure expense(2)	—	—	13,549
Drilling rig expense	2,822	727	29,621

	$22,318	$17,350	$412,490

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

        During the three months ended March 31, 2013, the Company granted a total of 427,796 shares of restricted stock and 959,597 stock options to employees. During the three months ended March 31, 2013, the Company also granted 3,155 shares of common stock as retainer awards to non-employee directors who elected to be compensated by stock in lieu of cash payments. In addition, the Company granted a total of 1,503 restricted stock units to non-employee directors during the three months ended March 31, 2013.

        For the three months ended March 31, 2013 and 2012, total equity based compensation recognized, net of forfeitures, was $6.3 million and $6.6 million, respectively. For the period November 5, 2005 (inception) through March 31, 2013, total equity based compensation recognized, net of forfeitures, was $67.0 million.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Segment Information

        The Company currently has two geographic operating segments for its exploratory operations. The operating segments are focused in the deepwater U.S. Gulf of Mexico and offshore West Africa. The following tables provide the geographic operating segment information for the three months ended March 31, 2013 and 2012:

	U.S. Gulf of Mexico	West Africa	Total
	($ in thousands)
Three months ended March 31, 2013
Operating costs and expense	$23,105	$89,347	$112,452

Operating income (loss)	(23,105)	(89,347)	(112,452)

Other (income) expense			15,635

Net income (loss)			$(128,087)

Additions to Property and Equipment, net(1)	$54,859	$(24,902)	$29,957

Three months ended March 31, 2012
Operating costs and expense	$24,671	$13,044	$37,715

Operating income (loss)	(24,671)	(13,044)	(37,715)

Other (income) expense			(1,184)

Net income (loss)			$(36,531)

Additions to Property and Equipment, net(1)	$22,346	$56,887	$79,233

(1)
These amounts are net of accumulated allowance for impairment on oil and gas properties and accumulated depreciation and amortization on other property and equipment.

13. Contingencies

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, those set forth in "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" and the other matters set forth in this Quarterly Report on Form 10-Q. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

First Quarter 2013 Operational Highlights

  •
  On February 6, 2013, we spud the Ardennes #1 exploratory well. The Ardennes #1 exploratory well will target a 3-way structure located in both Miocene and Inboard Lower Tertiary horizons in the deepwater U.S. Gulf of Mexico, where we are the named operator and own a 42% working interest. We expect results from the Ardennes #1 exploratory well in the third quarter of 2013.

  •
  On March 19, 2013, we announced that the Shenandoah #2R appraisal well had encountered more than 1,000 net feet of oil pay in multiple high-quality Inboard Lower Tertiary reservoirs in the deepwater U.S. Gulf of Mexico. Log and pressure data from both the Shenandoah #2R appraisal well and the Shenandoah #1 exploratory well indicate the presence of high-quality reservoirs and hydrocarbons. The Shenandoah #2R appraisal well was drilled to a total depth of 31,405 feet in approximately 5,800 feet of water, about 1.3 miles southwest and approximately 1,700 feet structurally down-dip from the Shenandoah #1 exploratory well, in order to test the down-dip extent of the Shenandoah field. Well results indicate that the targeted sands were full to base with no evidence of oil-water contacts. The Shenandoah #1 exploratory well was drilled in early 2009 and encountered more than 300 net feet of Inboard Lower Tertiary oil pay. Shenandoah is located in the Inboard Lower Tertiary play in which we believe we hold a significant leasehold position with numerous follow-on Inboard Lower Tertiary exploratory prospects. We own a 20% working interest in Shenandoah and Anadarko Petroleum Corporation ("Anadarko") is the operator.

  •
  On March 19, 2013, we also provided an update on our North Platte discovery, confirming that the North Platte #1 exploratory well encountered over 550 net feet of oil pay in multiple high-quality Inboard Lower Tertiary reservoirs in the deepwater U.S. Gulf of Mexico. This net pay result exceeded pre-drill estimates. North Platte is located in approximately 4,400 feet of water and was drilled to a total depth of approximately 34,500 feet. We completed a bypass coring operation on the North Platte #1 exploratory well and are in the process of acquiring a new 3D seismic survey over the greater North Platte complex and the majority of our prospects in the immediate area. Evaluation of this data will be ongoing throughout 2013. North Platte is located in the heart of the Inboard Lower Tertiary play. We are the operator of North Platte and own a 60% working interest.

  •
  The Petroserv SSV Catarina drilling rig arrived offshore Angola in March 2013 and is in the process of deepwater acceptance testing. The SSV Catarina will be used to drill the Lontra #1 exploratory well, which will target pre-salt horizons on Block 20 offshore Angola. We expect results from the Lontra #1 exploratory well in the second half of 2013. We are the operator of Lontra and own a 40% working interest.

  •
  On April 17, 2013, Total Gabon, as operator, spud the Diaman #1 exploratory well, which will test pre-salt horizons on the Diaba block offshore Gabon. We own a 21.25% working interest in the Diaba block. We expect results from the Diaman #1 exploratory well in the second half of 2013.

  •
  On April 18, 2013, we announced that a drill stem test ("DST") on the lowest interval drilled by the Cameia #2 appraisal well on Block 21 offshore Angola did not produce measurable hydrocarbons. The DST did confirm the existence of a lower interval potentially capable of high flow rates across the basin. This interval had not been previously penetrated or tested in the Kwanza basin. The Cameia #2 appraisal well further confirmed the presence of the same high-quality hydrocarbon bearing mound reservoir originally penetrated by the Cameia #1 exploratory well. The results of this DST have no bearing on the commerciality of the Cameia development project, which we are continuing to advance with formal project sanction expected in early 2014, assuming continued alignment of our partners and Sonangol, among other things. We are the operator of and own a 40% working interest in the Cameia discovery.

  •
  We expect to spud the Mavinga #1 exploratory well in the immediate future, which will target pre-salt horizons on Block 21 offshore Angola. We expect results from the Mavinga #1 exploratory well in the second half of 2013. We are the operator of Mavinga and own a 40% working interest.

  •
  We continue to advance plans to develop our Cameia discovery on Block 21 offshore Angola. During the first quarter, we conducted a variety of subsurface evaluations, including simulations, to help refine and mature potential well locations for a variety of development scenarios. We have matured our development well design and have tendered and received proposals for a drilling rig, with a scope that includes ongoing exploration on prospects other than Cameia as well as anticipated development drilling on Cameia. We are currently evaluating those rig tenders. We also acquired a new 3D seismic survey over Cameia which will be used to optimize development well locations. We have had discussions with our partners, including Sonangol, on our development approach, including potential subsea architecture and equipment, subsurface and reservoir information, and drilling and completions plans. Subject to partner and Sonangol approvals, we anticipate commencing detailed design and long lead purchases during 2013. We expect formal sanction of Cameia in early 2014 and first production from Cameia in 2016, assuming continued alignment with our partners and Sonangol, among other things. We are the operator of and own a 40% working interest in the Cameia discovery.

  •
  We, in cooperation with Anadarko, as operator, and our other partners on the Heidelberg discovery, are continuing to advance plans to develop the Heidelberg field in the deepwater U.S. Gulf of Mexico. During the first quarter, we authorized supplemental spending to continue procurement of long-lead export, topsides and subsea equipment. We also approved the funding of the integrated project team and the final design through to first production. Finally, we submitted our approval of the development plan for Heidelberg. We also received, and are currently evaluating, the fabrication AFE which will fund the hull, topsides and subsea equipment and the export system through to first production. Anadarko initiated work on hull fabrication and procurement of the long-lead equipment for the topsides, subsea and export system. Anadarko has publicly indicated that it expects to seek formal project sanction in mid-2013 and anticipates first production from the Heidelberg field in 2016. We own a 9.375% working interest in the Heidelberg discovery.

First Quarter 2013 Financial Highlights

  •
  We recorded a net loss of approximately $128.1 million, a 251% increase from the first quarter of 2012. Total operating expenses were approximately $112.5 million, a $74.7 million increase from the first quarter of 2012. The increase of $74.7 million for the three months ended March 31, 2013 was primarily attributed to the operating expense of $65.8 million, representing dry hole expense charges related to the lowest drilled interval evaluated by the Cameia #2 DST, which failed to flow measurable hydrocarbons.

  •
  Total expenditures, excluding changes in working capital but including the payment of accrued contractual obligations for Block 20, offshore Angola, were approximately $179.0 million for the three months ended March 31, 2013.

  •
  Including our existing cash and investments on hand and restricted cash as of March 31, 2013, we have approximately $2.5 billion of liquidity.

Results of Operations

        We operate our business in two geographic segments: the United States and West Africa. The discussion of the results of operations and the period-to-period comparisons presented below for each operating segment and our consolidated operations analyzes our historical results. The following discussion may not be indicative of future results.

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

	Three Months Ended March 31,
	2013	2012	Increase (Decrease)%
	($ in thousands)
United States Segment:
Oil and gas revenue	$—	$—	$—	—%
Operating costs and expenses:
Seismic and exploration	6,668	6,164	504	8%
Dry hole expense and impairment	2,416	5,324	(2,908)	(55)%
General and administrative	13,696	13,017	679	5%
Depreciation and amortization	325	166	159	96%

Total operating costs and expenses	23,105	24,671	(1,566)	(6)%

Operating income (loss)	(23,105)	(24,671)	(1,566)	(6)%
West Africa Segment:
Oil and gas revenue	$—	$—	$—	—%
Operating costs and expenses:
Seismic and exploration	15,650	11,186	4,464	40%
Dry hole expense and impairment	65,752	—	65,752	—
General and administrative	7,811	1,823	5,988	328%
Depreciation and amortization	134	35	99	283%

Total operating costs and expenses	89,347	13,044	76,303	585%

Operating income (loss)	(89,347)	(13,044)	76,303	585%
Consolidated Operations:
Oil and gas revenue	$—	$—	$—	—%
Operating costs and expenses:
Seismic and exploration	22,318	17,350	4,968	29%
Dry hole expense and impairment	68,168	5,324	62,844	1181%
General and administrative	21,507	14,840	6,667	45%
Depreciation and amortization	459	201	258	128%

Total operating costs and expenses	112,452	37,715	74,737	198%

Operating income (loss)	(112,452)	(37,715)	74,737	198%
Other income (expense):
Gain on sale of assets	1,497	—	1,497	—
Interest income	1,525	1,184	341	29%
Interest expense	(18,657)	—	(18,657)	—

Total other income (expense)	(15,635)	1,184	(16,819)	1421%

Net income (loss) before income tax	(128,087)	(36,531)	91,556	251%
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(128,087)	$(36,531)	$91,556	251%

United States Segment:

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the three months ended March 31, 2013 and 2012, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the three months ended March 31, 2013 and 2012:

        Seismic and exploration.    Seismic and exploration costs increased by $0.5 million during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The increase was due to an increase of $0.9 million for the purchase of seismic data over certain of our prospects in the U.S. Gulf of Mexico, offset by a decrease of $0.4 million in other exploration expenses primarily consisting of standby costs for the Ensco drilling rig incurred during the three months ended March 31, 2012. The seismic and exploration costs incurred for the three months ended March 31, 2013 consisted of $5.3 million incurred for seismic data acquisition for the U.S. Gulf of Mexico and $1.4 million incurred for leasehold delay rentals. There were no other exploration expenses incurred for the U.S. Gulf of Mexico during the three months ended March 31, 2013.

        Dry hole expense and impairment.    Dry hole expense and impairment decreased by $2.9 million during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The decrease is due to lower impairment of unproved leasehold properties and no dry hole expense written off against exploratory wells during the three months ended March 31, 2013, as reflected in the following table:

	Three Months Ended March 31,
	2013	2012	Increase (Decrease)
	($ in thousands)
Impairment of unproved leasehold:
Amortization of leasehold costs with carrying value under $1 million	$2,416	$3,014	$(598)
Dry hole expense:
Heidelberg #1 sidetrack	—	2,310	(2,310)

	$2,416	$5,324	$(2,908)

        General and administrative.    General and administrative costs increased by $0.7 million during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The increase in general and administrative costs during this period was attributed to a $1.6 million increase in salary and equity compensation expenses, driven in part by our personnel growth, a $1.6 million increase in contractor and other consulting fees, a $0.8 million increase in office-related expenses and a $1.3 million increase in legal fees, offset by an increase of $4.6 million in recoveries from partners due to the increase in drilling activities.

        Depreciation and amortization.    Depreciation and amortization did not materially change from the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.

West Africa Segment:

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the three months ended March 31, 2013 and 2012, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the three months ended March 31, 2013 and 2012:

        Seismic and exploration.    Seismic and exploration costs increased by $4.5 million during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The increase was due to an increase of $2.0 million in seismic data costs and technical studies for offshore West Africa and $2.5 million for standby costs of certain contractors and shorebase equipment and personnel associated with Block 20 offshore Angola charged to other exploration expenses.

        Dry hole expense and impairment.    The increase of $65.8 million in dry hole expense and impairment during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, was due to the dry hole expense charge related to the lowest drilled interval evaluated by the Cameia #2 DST, which failed to flow measurable hydrocarbons.

        General and administrative.    General and administrative costs increased by $6.0 million for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The increase is attributed to a $1.1 million increase in staff costs, a $1.0 million increase in contractor and consulting services, and a $3.9 million increase in our share of overhead and technical charges in support of scheduled drilling activities for 2013.

        Depreciation and amortization.    Depreciation and amortization did not materially change from the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.

Consolidated:

        Other income (expense).    Other income (expense) increased by $16.8 million during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The increase was due primarily to $18.7 million in interest expense associated with our 2.625% convertible senior notes due 2019 that were issued in December 2012, offset by an increase of $0.4 million in interest income and a $1.5 million gain on sale of assets during the three months ended March 31, 2013.

        Income tax expense/benefit.    No income tax benefit has been reflected since a full valuation allowance has been established against the deferred tax asset that would have been generated as a result of the operating results.

Liquidity and Capital Resources

        We are a development stage enterprise and will continue to be so until commencement of substantial production from our oil properties or we have proved reserves. With respect to our non-operated U.S. Gulf of Mexico discoveries, Anadarko, as operator, has publicly indicated that it expects first production from the Heidelberg field in 2016. With respect to our Cameia pre-salt discovery, we are currently conducting pre-development activities and planning for a phased development approach. We currently estimate first oil and cash flow from Cameia during 2016, assuming continued alignment with our partners and the concessionaire, among other things. Our confidence in conducting pre-development activities and progressing our Cameia discovery toward development is based on the fact that the drilling results from our Cameia #1 exploratory well far exceeded our pre-drill estimates on feet of pay, reservoir rock properties, flow characteristics and fluid properties. Furthermore, our Cameia #2 appraisal well demonstrated lateral continuity within the reservoir originally encountered by our Cameia #1 exploratory well and provided additional assurance of sufficient areal extent to support our plans to proceed with the evaluation of development options.

        Until substantial production is achieved, our primary sources of liquidity are expected to be cash on hand, amounts paid pursuant to the terms of our Total alliance and funds from future equity and debt financings, asset sales and farm-out arrangements.

        We expect to incur substantial expenses and generate significant operating losses as we continue to:

  •
  conduct our current exploration and appraisal drilling program in the U.S. Gulf of Mexico and offshore Angola and Gabon;

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

        As of March 31, 2013, we had approximately $2.5 billion in liquidity, which includes cash and cash equivalents, short-term restricted cash, short-term investments, long-term restricted cash and long-term investments. This amount does not include the Total carry or any success payments Total is obligated to pay us pursuant to the terms of our U.S. Gulf of Mexico alliance. We expect to expend approximately $750 to $900 million for our ongoing operations and general corporate purposes in 2013. Our total expenditures, excluding changes in working capital but including the payment of accrued contractual obligations for Block 20, offshore Angola, were approximately $179.0 million for the three months ended March 31, 2013. We expect that our existing cash on hand will be sufficient to fund our planned exploration and appraisal drilling program and development activities at least through the end of 2014. However, we may require additional funds earlier than we currently expect in order to execute our strategy as planned. We may seek additional funding through asset sales, farm-out arrangements and equity and debt financings. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our existing stockholders. For example, if we raise additional funds by issuing additional equity securities, further dilution to our existing stockholders will result. If we are unable to obtain funding on a timely basis or on acceptable terms, we may be required to significantly curtail one or more of our exploration and appraisal drilling programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our prospects which we would otherwise develop on our own, or with a majority working interest.

Cash Flows

	Three Months Ended March 31,
	2013	2012
	($ in thousands)
Net cash provided by (used in):
Operating Activities	$(104,584)	$(57,444)
Investing Activities	(994,359)	(444,441)
Financing Activities	(1,116)	489,317

        Operating activities.    Net cash used in operating activities for the three months ended March 31, 2013 was $104.6 million, compared with net cash used in operating activities of $57.4 million for the three months ended March 31, 2012. The increase was attributed primarily to increased drilling activities in the U.S. Gulf of Mexico.

        Investing activities.    Net cash used in investing activities for the three months ended March 31, 2013 was $994.4 million, compared with net cash used in investing activities of $444.4 million for the three months ended March 31, 2012. The net cash used in investing activities for the three months ended March 31, 2013 was primarily attributed to the investment of the net proceeds of $1.35 billion from the issuance of 2.625% convertible senior notes due 2019 that were issued in December 2012.

        Financing activities.    Net cash used in financing activities for the three months ended March 31, 2013 was $1.1 million, compared with $489.3 million provided by financing activities for the three months ended March 31, 2012. The $1.1 million used in financing activities for the three months ended March 31, 2013 relates to payments of debt issue costs associated with the 2.625% convertible senior notes due 2019. The $489.3 million provided by financing activities for the three months ended March 31, 2012 represents the net proceeds from our public offering of our common stock that closed on February 29, 2012.

Critical Accounting Policies

        Our significant accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K for the year ended December 31, 2012. Also refer to the Notes to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There have been no material changes in market risk from the information provided under Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" in our 2012 Annual Report on Form 10-K for the year ended December 31, 2012.

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

        There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Dated: April 30, 2013

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