Form 10-Q
period 2013-06-30
Cobalt International Energy, Inc.
filed 2013-07-30
CIK 1471261

Use these links to rapidly review the document

PART I—FINANCIAL INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or
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

        Number of shares of the registrant's common stock outstanding at June 30, 2013: 411,236,517 shares.

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

COBALT INTERNATIONAL ENERGY, INC.

Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	6
Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2013 and 2012, and for the period November 10, 2005 (Inception) through June 30, 2013	7
Condensed Consolidated Statements of Changes in Partners' Capital and Stockholders' Equity for the Six Months Ended June 30, 2013 and for the period November 10, 2005 (Inception) through June 30, 2013	8
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012, and for the period November 10, 2005 (Inception) through June 30, 2013	9
Notes to Condensed Consolidated Financial Statements	10

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2013	December 31, 2012
	($ in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$291,348	$1,425,815
Joint interest and other receivables	109,023	61,592
Prepaid expenses and other current assets	43,601	23,941
Inventory	64,398	65,286
Short-term restricted funds	181,971	90,440
Short-term investments	1,289,193	789,668

Total current assets	1,979,534	2,456,742
Property, plant, and equipment:
Oil and gas properties, successful efforts method of accounting, net of accumulated depletion of $-0-	1,268,894	1,094,464
Other property and equipment, net of accumulated depreciation and amortization of $3,425 and $2,533, as of June 30, 2013 and December 31, 2012, respectively	5,141	5,292

Total property, plant, and equipment, net	1,274,035	1,099,756

Long-term restricted funds	213,293	395,652
Long-term investments	295,222	36,267
Other assets	37,458	23,042

Total assets	$3,799,542	$4,011,459

Liabilities and Stockholders' Equity
Current liabilities:
Trade and other accounts payable	$1,153	$67,876
Accrued liabilities	113,966	44,061
Short-term contractual obligations	49,019	49,019

Total current liabilities	164,138	160,956

Long-term debt	1,013,139	991,191
Long-term contractual obligations	124,901	168,238
Other long-term liabilities	2,711	1,856

Total long-term liabilities	1,140,751	1,161,285

Stockholders' Equity:
Common stock, $0.01 par value per share; 2,000,000,000 shares authorized, 406,920,372 and 406,596,884 issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	4,069	4,066
Additional paid-in capital	3,625,324	3,612,987
Accumulated deficit during the development stage	(1,134,740)	(927,835)

Total stockholders' equity	2,494,653	2,689,218

Total liabilities and stockholders' equity	$3,799,542	$4,011,459

See accompanying notes.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		For the Period November 10, 2005 (Inception) Through June 30, 2013
	2013	2012	2013	2012
	($ in thousands except per share data)
Oil and gas revenue	$—	$—	$—	$—	$—
Operating costs and expenses:
Seismic and exploration	4,557	12,006	26,875	29,355	417,048
Dry hole expense and impairment	35,709	111,355	103,877	116,679	342,609
General and administrative	24,652	18,482	46,159	33,322	352,102
Depreciation and amortization	447	312	906	513	5,657

Total operating costs and expenses	65,365	142,155	177,817	179,869	1,117,416

Operating income (loss)	(65,365)	(142,155)	(177,817)	(179,869)	(1,117,416)
Other income (expense):
Gain on sale of assets	1,496	—	2,993	—	2,993
Interest income	1,619	1,432	3,144	2,615	18,188
Interest expense	(16,568)	—	(35,225)	—	(38,505)

Total other income (expense)	(13,453)	1,432	(29,088)	2,615	(17,324)

Net income (loss) before income tax	(78,818)	(140,723)	(206,905)	(177,254)	(1,134,740)
Income tax expense	—	—	—	—	—

Net income (loss)	$(78,818)	$(140,723)	$(206,905)	$(177,254)	$(1,134,740)

Basic and diluted income (loss) per share	$(0.19)	$(0.35)	$(0.51)	$(0.44)

Basic and diluted weighted average common shares outstanding	406,916,569	406,122,827	406,733,954	400,113,132

See accompanying notes.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Condensed Consolidated Statements of Changes in Partners' Capital and Stockholders' Equity

(Unaudited)

	General Partner	Class A Limited Partners	Class B Limited Partners	Class C Limited Partners	Common Stock	Additional Paid-in Capital	Accumulated Deficit During Development Stage	Total
	($ in thousands)
Balance, November 10, 2005 (Inception)	$—	$—	$—	$—	$—	$—	$—	$—
Class A limited partners' contributions	—	1,256,738	—	—	—	—	—	1,256,738
Class B & C limited partners' equity compensation	—	—	6,984	734	—	—	—	7,718
Common stock issued upon corporate reorganization	—	(1,256,738)	(6,984)	(734)	2,743	1,261,713	—	—
Common stock issued at initial public offering, net of offering costs	—	—	—	—	630	806,629	—	807,259
Common stock issued at private placement	—	—	—	—	32	42,156	—	42,188
Common stock issued at the closing of the over-allotment portion of initial public offering, net of offering costs	—	—	—	—	80	101,176	—	101,256
Common stock issued at public offering, net of costs	—	—	—	—	538	966,974	—	967,512
Common stock issued for restricted stock and stock options	—	—	—	—	44	(44)	—	—
Equity based compensation	—	—	—	—	—	52,989	—	52,989
Common stock withheld for taxes on equity based compensation	—	—	—	—	(1)	(360)	—	(361)
Exercise of stock options	—	—	—	—	—	338	—	338
Conversion option relating to 2.625% convertible senior notes, net of allocated costs	—	—	—	—	—	381,416	—	381,416
Net income (loss)	—	—	—	—	—	—	(927,835)	(927,835)

Balance, December 31, 2012	—	—	—	—	4,066	3,612,987	(927,835)	2,689,218
Common stock issued for restricted stock and stock options	—	—	—	—	3	(3)	—	—
Equity based compensation	—	—	—	—	—	12,245	—	12,245
Exercise of stock options	—	—	—	—	—	95	—	95
Net income (loss)	—	—	—	—	—	—	(206,905)	(206,905)

Balance, June 30, 2013	$—	$—	$—	$—	$4,069	$3,625,324	$(1,134,740)	$2,494,653

See accompanying notes.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,		For the Period November 10, 2005 (Inception) Through June 30, 2013
	2013	2012
	($ in thousands)
Cash flows provided from operating activities
Net income (loss)	$(206,905)	$(177,254)	$(1,134,740)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	906	513	5,657
Dry hole expense and impairment of unproved properties	103,877	116,679	342,609
Gain on sale of assets	(2,993)	—	(2,993)
Equity based compensation	12,245	11,988	72,951
Amortization of premium (accretion of discount) on investments	11,232	8,956	45,772
Amortization of debt discount	22,905	—	24,654
Other	—	—	558
Changes in operating assets and liabilities:
Joint interest and other receivables	(47,432)	15,633	(111,306)
Inventory	888	(2,774)	(64,398)
Prepaid expense and other current assets	(19,660)	3,695	(43,601)
Deferred charges	(15,375)	—	(15,375)
Trade and other accounts payable	(66,724)	(46,673)	1,153
Accrued liabilities and other	(26,088)	(5,927)	21,702

Net cash provided by (used in) operating activities	(233,124)	(75,164)	(857,357)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(51,477)	(122,851)	(898,424)
Capital expenditures for other property and equipment	(763)	(2,284)	(10,829)
Exploratory wells drilling in process	(172,132)	(128,012)	(783,107)
Proceeds from sale of oil and gas properties	3,006	—	342,007
Change in restricted funds	90,612	3,228	(221,470)
Proceeds from maturity of investment securities	706,575	536,595	3,304,281
Purchase of investment securities	(1,476,069)	(751,474)	(5,105,979)

Net cash provided by (used in) investing activities	(900,248)	(464,798)	(3,373,521)

Cash flows from financing activities
Capital contributions prior to IPO—Class A limited partners	—	—	1,256,180
Proceeds from initial public offering, net of costs	—	—	950,702
Proceeds from public offerings, net of costs	—	489,488	967,513
Proceeds from debt offering, net of costs	(1,190)	—	1,347,760
Proceeds from stock option exercises	95	168	433
Payments for common stock withheld for taxes on equity based compensation	—	(170)	(362)

Net cash provided by (used in) financing activities	(1,095)	489,486	4,522,226

Net increase (decrease) in cash and cash equivalents	(1,134,467)	(50,476)	291,348
Cash and cash equivalents, beginning of period	1,425,815	292,546	—

Cash and cash equivalents, end of period	$291,348	$242,070	$291,348

Cash paid for interest	$16,502	$—	$16,502
Non-Cash Disclosures
Changes in accrued capital expenditures	$(54,702)	$269,172	$97,557
Transfer of investment securities to and from restricted funds	$26	$179,310	$178,804

See accompanying notes.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

General

        Cobalt International Energy, Inc. (the "Company") is incorporated in the state of Delaware. The Company is an independent, oil-focused exploration and production company with an extensive below salt prospect inventory in the deepwater of the U.S. Gulf of Mexico and offshore Angola and Gabon in West Africa. All of the Company's prospects are oil-focused. To date, the Company's drilling efforts have resulted in discoveries in both the U.S. Gulf of Mexico at North Platte, Heidelberg and Shenandoah and offshore Angola at Cameia. The Company's plan is to continue to mature and drill what it believes are its most promising exploration prospects in the deepwater U.S. Gulf of Mexico and the deepwater offshore Angola and Gabon as it further appraises, evaluates and progresses its existing discoveries toward potential project sanction and development. The Company operates its business in two geographic segments: the U.S. Gulf of Mexico and West Africa.

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

Investments

        The Company's policy on accounting for its investments, which consist entirely of debt securities, is based on the accounting guidance relating to "Accounting for Certain Investments in Debt and Equity Securities." The Company considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year are classified as long-term investments. The debt securities are carried at amortized costs and classified as held-to-maturity securities as the Company has the positive intent and ability to hold them until they mature. The net carrying value of held-to-maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity over the life of the securities. Held-to-maturity securities are stated at amortized cost, which approximates fair market value as of June 30, 2013 and December 31, 2012. Income related to these securities is reported as a component of interest income in the Company's condensed consolidated statement of operations. See Note 5—Investments.

        Investments are considered to be impaired when a decline in fair value is determined to be other-than-temporary. The Company conducts a regular assessment of its debt securities with unrealized losses to determine whether securities have other-than-temporary impairment ("OTTI"). This assessment considers, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, market conditions and whether the Company intends to sell or whether it is more likely than not that the Company will be required to sell the debt securities. As of June 30, 2013 and December 31, 2012, the Company has no OTTI in its debt securities.

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

Earnings (Loss) Per Share

        Basic income (loss) per share was calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the periods presented. The calculation of diluted income (loss) per share should include the potential dilutive impact of

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

non-vested restricted shares, non-vested restricted stock units, outstanding stock options and 2.625% convertible senior notes due 2019, during the period, unless their effect is anti-dilutive. For the three months and six months ended June 30, 2013, 4,316,143 shares of non-vested restricted stock, non-vested restricted stock units, outstanding stock options and 2.625% convertible senior notes due 2019, were excluded from the diluted income (loss) per share because they are anti-dilutive. For the three months and six months ended June 30, 2012, 5,693,908 shares of non-vested restricted stock, non-vested restricted stock units and outstanding stock options were excluded from the diluted income (loss) per share because they are anti-dilutive.

2. Cash and Cash Equivalents

        Cash and cash equivalents consisted of the following:

	June 30, 2013	December 31, 2012
	($ in thousands)
Cash at banks	$24,585	$65,935
Money market funds	98,289	1,105,148
Held-to-maturity securities(1)	168,474	254,732

	$291,348	$1,425,815

(1)
These securities mature three months or less from the date of purchase.

3. Restricted Funds

        Restricted funds consisted of the following:

	June 30, 2013	December 31, 2012
	($ in thousands)
Short-term:
Ensco 8503 escrow account	$90,424	$90,440
Collateral on letters of credit for Angola	91,547	—

	$181,971	$90,440

Long-term:
Ensco 8503 escrow account	—	90,440
Collateral on letters of credit for Angola	213,121	304,492
Other vendor restricted deposits	172	720

	$213,293	$395,652

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

	June 30, 2013	December 31, 2012
	($ in thousands)
Partners in the U.S. Gulf of Mexico	$54,795	$52,439
Partners in West Africa	45,882	2,185
Accrued interest on investment securities	7,203	3,647
Vendors' receivables	1,076	1,526
Other	67	1,795

Total(1)	$109,023	$61,592

(1)
The amount of $109.0 million as of June 30, 2013 includes $15.9 million which became past due subsequent to June 30, 2013. We are working to resolve this issue. We have not reserved against this amount as we believe it should be favorably resolved under our relevant agreements.

5. Investments

        The Company's investments in held-to-maturity securities which are recorded at amortized cost and approximate fair market value as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
	($ in thousands)
U.S. Treasury securities	$393,047	$483,775
Corporate securities	1,034,615	510,691
Commercial paper	693,274	562,975
Certificates of deposit	25,000	7,000

Total	$2,145,936	$1,564,441

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Investments (Continued)

        The Company's condensed consolidated balance sheet included the following held-to-maturity securities:

	June 30, 2013	December 31, 2012
	($ in thousands)
Cash and cash equivalents	$168,474	$254,732
Short-term restricted funds	181,971	90,440
Short-term investments	1,289,193	789,668
Long-term restricted funds	211,076	393,334
Long-term investments	295,222	36,267

	$2,145,936	$1,564,441

        The contractual maturities of these held-to-maturity securities as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	($ in thousands)
Within 1 year	$1,850,714	$1,850,714	$1,528,174	$1,528,174
After 1 year	295,222	295,222	36,267	36,267

	$2,145,936	$2,145,936	$1,564,441	$1,564,441

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

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Fair Value Measurements (Continued)

        The following tables summarize the Company's significant financial instruments as categorized by the fair value measurement hierarchy:

	Level 1		Level 2
					Balance as of June 30, 2013
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
	($ in thousands)
Cash and cash equivalents:
Cash	$24,585	$24,585	$—	$—	$24,585
Money market funds	98,289	98,289	—	—	98,289
Commercial paper	—	—	168,474	168,474	168,474

Subtotal	122,874	122,874	168,474	168,474	291,348

Short-term restricted funds:
U.S. Treasury bills	—	—	90,424	90,424	90,424
U.S. Treasury notes	—	—	91,547	91,547	91,547

Subtotal	—	—	181,971	181,971	181,971

Short-term investments:
Corporate bonds	—	—	739,394	739,394	739,394
Commercial paper	—	—	524,799	524,799	524,799
Certificates of deposits	—	—	25,000	25,000	25,000

Subtotal	—	—	1,289,193	1,289,193	1,289,193

Long-term restricted funds:
Money market funds	2,217	2,217	—	—	2,217
U.S. Treasury notes	—	—	211,076	211,076	211,076

Subtotal	2,217	2,217	211,076	211,076	213,293

Long-term investments:
Corporate bonds	—	—	295,222	295,222	295,222

Subtotal	—	—	295,222	295,222	295,222

Total	$125,091	$125,091	$2,145,936	$2,145,936	$2,271,027

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

(1)
As of June 30, 2013 and December 31, 2012, the Company did not record any OTTI on these assets.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Property, Plant, and Equipment

        Property, plant, and equipment is stated at cost less accumulated depreciation/amortization and consisted of the following:

	Estimated Useful Life (Years)	June 30, 2013	December 31, 2012
		($ in thousands)
Oil and Gas Properties:
Unproved oil and gas properties		$730,077	$721,853
Less: accumulated valuation allowance		(82,847)	(78,413)

		647,230	643,440
Exploratory wells in process		621,664	451,024

Total oil and gas properties, net		1,268,894	1,094,464
Other Property and Equipment:
Computer equipment and software	3	3,765	3,166
Office equipment and furniture	3 - 5	2,132	2,093
Vehicles	3	265	268
Leasehold improvements	3 - 10	2,404	2,298

		8,566	7,825
Less: accumulated depreciation and amortization(1)		(3,425)	(2,533)

Total other property and equipment, net		5,141	5,292

Property, plant, and equipment, net		$1,274,035	$1,099,756

(1)
During the year ended December 31, 2012, the Company wrote off $2.2 million of old computer equipment and leasehold improvements which were fully depreciated and which had no impact on the consolidated statements of operations and consolidated statements of cash flow.

        The Company recorded $0.4 million and $0.3 million for the three months ended June 30, 2013 and 2012, respectively, $0.9 million and $0.5 million for the six months ended June 30, 2013 and 2012, respectively, and $5.7 million of depreciation and amortization for the period November 10, 2005 (inception) through June 30, 2013, respectively.

Unproved Oil and Gas Properties

        On December 20, 2011, the Company acquired a 40% working interest in Block 20 offshore Angola for a total consideration of $347.1 million, of which $337.1 million is contractually scheduled to be paid over five years commencing in January 2012. As of June 30, 2013, out of the $337.1 million, $165.7 million has been paid and the remaining $171.4 million was accrued in short-term and long-term contractual obligations. See Note 9—Contractual Obligations. In addition to the Block 20 interests, the Company has $10.8 million of unproved property acquisition costs relating to its 40% interests in

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Property, Plant, and Equipment (Continued)

Blocks 9 and 21 offshore Angola and its 21.25% working interest in the Diaba block offshore Gabon. As of June 30, 2013, the Company also has $289.3 million of unproved property acquisition costs, net of valuation allowance for impairment, relating to its U.S. Gulf of Mexico properties. This $289.3 million includes $8.6 million incurred on various working interests in unproved properties located in the U.S. Gulf of Mexico acquired by the Company in 2013. As of June 30, 2013 and December 31, 2012, the Company has a net total of $647.2 million and $643.4 million, respectively, of unproved property acquisition costs on the condensed consolidated balance sheets.

        On February 26, 2013, the Company executed a Purchase and Sale agreement (the "PSA") to sell its ownership interests on an unproved oil and gas property on Mississippi Canyon Block 209 for a total consideration of $5.6 million. The Company received $1.5 million at closing and an additional $1.5 million in June 2013 when the buyer commenced operations on the property. Pursuant to the terms and conditions of the PSA, the Company will receive the remaining $2.6 million contingent upon the purchaser's commencement of production on this property in the future. For the six months ended June 30, 2013, the Company recognized a gain of $3.0 million on the sale of assets as a result of this transaction.

        Acquisition costs of unproved properties are assessed for impairment during the holding period and transferred to proved oil and gas properties to the extent associated with successful exploration activities. There are no impairment indicators to date that would require the Company to impair the unproved properties in Blocks 9, 20, and 21 offshore Angola and in the Diaba block offshore Gabon. Oil and gas leases for unproved properties in the U.S. Gulf of Mexico with carrying value greater than $1.0 million are assessed individually for impairment, based on the Company's current exploration plans, and an allowance for impairment is provided, if impairment is indicated. Leases that are individually less than $1.0 million in carrying value or are near expiration are amortized on a group basis over the average terms of the leases, at rates that provide for full amortization of leases upon lease expiration. These leases have expiration dates ranging from 2013 through 2022. As of June 30, 2013 and December 31, 2012, the balance for unproved properties that were subject to amortization before impairment provision was $69.4 million and $69.1 million, respectively. The Company recorded a lease impairment allowance of $2.4 million and $52.5 million for the three months ended June 30, 2013 and 2012, respectively, $4.8 million and $55.5 million for the six months ended June 30, 2013 and 2012, respectively, and $83.4 million for the period November 10, 2005 (inception) through June 30, 2013.

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

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Property, Plant, and Equipment (Continued)

        The following tables reflect the Company's net changes in and the cumulative costs of capitalized exploratory well costs (excluding any related leasehold costs):

	June 30, 2013	December 31, 2012
	($ in thousands)
Beginning of period	$451,024	$178,338
Addition to capitalized exploratory and development costs:
U.S. Gulf of Mexico:
Exploratory well costs	63,376	178,295
Development and pre-development well costs	21,094	—
Capitalized interest	4,053	—
West Africa:
Exploratory well costs	175,052	168,309
Pre-development well costs	4,378	—
Capitalized interest	1,735	—
Reclassifications to wells, facilities, and equipment based on determination of proved reserves	—	—
Amounts charged to expense(1)	(99,048)	(73,918)

End of period	$621,664	$451,024

(1)
The amount of $99.0 million for the six months ended June 30, 2013 represents $82.0 million impairment charges related to the lowest drilled interval evaluated by the Cameia #2 drill stem test, which failed to flow measurable hydrocarbons and $17.0 million impairment charges on the Diaman #1 exploratory well which needed to be re-spud due to mechanical problems with the wellbore. The Company wrote off $65.8 million impairment charges related to the Cameia #2 drill stem test during the three months ended March 31, 2013 and an additional $16.2 million during the three months ended June 30, 2013. The amount of $73.9 million for the year ended December 31, 2012 represents impairment charges on exploratory wells, including $4.1 million for the Heidelberg #3 sidetrack well, $8.1 million for the Ligurian #1 exploratory well, $49.0 million for the Ligurian #2 exploratory well and $12.7 million for the Shenandoah #2 appraisal well.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Property, Plant, and Equipment (Continued)

	June 30, 2013	December 31, 2012
	($ in thousands)
Cumulative costs:
U.S. Gulf of Mexico
Exploratory well costs	$263,666	$208,275
Development and pre-development well costs	29,078	—
Capitalized interest	4,053	—
West Africa:
Exploratory well costs	314,770	242,749
Pre-development well costs	8,362	—
Capitalized interest	1,735	—

	$621,664	$451,024

Exploratory Well costs capitalized for a period greater than one year after completion of drilling (included in table above)	$321,223	$194,853

        As of June 30, 2013, capitalized exploratory well costs that have been suspended longer than one year are associated with the Shenandoah #1, Heidelberg #1, North Platte #1 and Cameia #1 discoveries. These exploratory well costs are suspended pending ongoing evaluation including, but not limited to, results of additional appraisal drilling, well-test analysis, additional geological and geophysical data and approval of a development plan. Management believes these discoveries exhibit sufficient indications of hydrocarbons to justify potential development and is actively pursuing efforts to fully assess them. If additional information becomes available that raises substantial doubt as to the economic or operational viability of these discoveries, the associated costs will be expensed at that time.

8. Long-term Debt

        On December 17, 2012, the Company issued $1.38 billion aggregate principal amount of its 2.625% convertible senior notes due 2019 (the "Notes"). The Notes are the Company's senior unsecured obligations and interest is payable semi-annually in arrears on June 1 and December 1 of each year. For the three and six months ended June 30, 2013, the Company paid $16.5 million in interest on the notes. The Notes will mature on December 1, 2019, unless earlier repurchased or converted in accordance with the terms of the Notes. The Notes may be converted at the option of the holder at any time prior to 5:00 p.m., New York City time, on the second scheduled trading day immediately preceding the maturity date, in multiples of $1,000 principal amount. The Notes are convertible at an initial conversion rate of 28.023 shares of common stock per $1,000 principal amount, representing an initial conversion price of approximately $35.68 per share for a total of approximately 38.7 million underlying shares. The conversion rate is subject to adjustment upon the occurrence of certain events, as defined in the indenture governing the Notes, but will not be adjusted for any accrued and unpaid interest except in limited circumstances. Upon conversion, the Company's conversion obligation may be satisfied, at the Company's option, in cash, shares of common stock or a combination of cash and shares of common stock.

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

        The carrying amounts of the liability components of the Notes were as follows:

	June 30, 2013			December 31, 2012
	Principal Amount	Unamortized discount(1)	Carrying Amount	Principal Amount	Unamortized discount	Carrying Amount
	($ in thousands)
Carrying amount of liability component
2.625% convertible senior notes	$1,380,000	$(366,861)	$1,013,139	$1,380,000	$(388,809)	$991,191

(1)
Unamortized discount will be amortized over the remaining life of the Notes which is 6.5 years.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Long-term Debt (Continued)

        The carrying amounts of the equity components of the Notes were as follows:

	June 30, 2013	December 31, 2012
	($ in thousands)
Debt discount relating to value of conversion option	$390,540	$390,540
Debt issue costs	(9,124)	(9,124)

Total	$381,416	$381,416

        Fair Value    The fair value of the Notes excluding the conversion feature was $983.5 million and $989.5 million as of June 30, 2013 and December 31, 2012, respectively, and was calculated based on the fair value of similar non-convertible debt instruments (level 2) since an observable quoted price of the Notes or a similar asset or liability is not readily available.

        Interest expense was as follows:

					For the Period November 10, 2005 (Inception) through June 30, 2013
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in thousands)
Interest expense associated with accrued interest(1)	$4,968	$—	$12,319	$—	$13,728
Interest expense associated with accretion of debt discount	11,083	—	21,948	—	23,743
Interest expense associated with amortization of debt issue costs	517	—	958	—	1,034

Total	$16,568	$—	$35,225	$—	$38,505

(1)
The $5.0 million and $12.3 million for the three and six months ended June 30, 2013, respectively, represent interest expense net of capitalized amount of $1.7 million and $4.1 million, respectively.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Contractual Obligations

        The short-term and long-term contractual obligations consist of the following:

	June 30, 2013	December 31, 2012
	($ in thousands)
Short-term Contractual Obligations:
Social obligation payments for Block 9, offshore Angola	$150	$150
Social obligation payments for Block 21, offshore Angola	300	300
Social obligation and bonus payments for Block 20, offshore Angola(1)	48,569	48,569

	$49,019	$49,019

Long-term Contractual Obligations:
Social obligation payments for Block 9, offshore Angola	$668	$848
Social obligation payments for Block 21, offshore Angola	1,382	1,684
Social obligation and bonus payments for Block 20, offshore Angola(1)	122,851	165,706

	$124,901	$168,238

(1)
The total amount of social obligation payments for Block 20 has been capitalized. See Note 7—Property, Plant, and Equipment.

10. Seismic and Exploration Expenses

        Seismic and exploration expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
					For the Period November 10, 2005 (Inception) through June 30, 2013
	2013	2012	2013	2012
	($ in Thousands)
Seismic costs	$2,978	$10,128	$21,087	$25,341	$363,135
Seismic cost recovery(1)	—	—	—	—	(25,126)
Leasehold delay rentals	1,719	1,469	3,106	2,878	36,008
Force Majeure expense(2)	—	—	—	—	13,549
Drilling rig expense	(140)	409	2,682	1,136	29,482

	$4,557	$12,006	$26,875	$29,355	$417,048

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

        During the six months ended June 30, 2013, the Company granted a total of 516,290 shares of restricted stock and 959,023 stock options to employees. During the six months ended June 30, 2013, the Company also granted 7,223 shares of common stock as retainer awards to non-employee directors who elected to be compensated by stock in lieu of cash payments. In addition, the Company granted a total of 33,329 restricted stock units to non-employee directors during the six months ended June 30, 2013.

        The Company recorded equity based compensation expense, net of forfeitures, of $6.0 million and $5.4 million for the three months ended June 30, 2013 and 2012, respectively, $12.2 million and $12.0 million for the six months ended June 30, 2013 and 2012, respectively, and $73.0 million for the period November 10, 2005 (inception) through June 30, 2013.

12. Segment Information

        The Company currently has two geographic operating segments for its exploratory operations. The operating segments are focused in the deepwater U.S. Gulf of Mexico and offshore West Africa. The

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Segment Information (Continued)

following tables provide the geographic operating segment information for the three and six months ended June 30, 2013 and 2012:

	United States	West Africa	Total
	($ in thousands)
Three months ended June 30, 2013
Operating costs and expense	$21,715	$43,650	$65,365

Operating income (loss)	(21,715)	(43,650)	(65,365)

Other (income) expense			13,453

Net income (loss)			$(78,818)

Additions to Property and Equipment, net(1)	$37,469	$106,852	$144,321

Three months ended June 30, 2012
Operating costs and expense	$135,531	$6,624	$142,155

Operating income (loss)	(135,531)	(6,624)	(142,155)

Other (income) expense			(1,432)

Net income (loss)			$(140,723)

Additions to Property and Equipment, net(1)	$(72,635)	$61,403	$(11,232)

	United States	West Africa	Total
	($ in thousands)
Six months ended June 30, 2013
Operating costs and expense	$44,821	$132,996	$177,817

Operating income (loss)	(44,821)	(132,996)	(177,817)

Other (income) expense			29,088

Net income (loss)			$(206,905)

Additions to Property and Equipment, net(1)	$92,328	$81,950	$174,278

Six months ended June 30, 2012
Operating costs and expense	$156,578	$23,291	$179,869

Operating income (loss)	(156,578)	(23,291)	(179,869)

Other (income) expense			(2,615)

Net income (loss)			$(177,254)

Additions to Property and Equipment, net(1)	$(49,979)	$118,290	$68,311

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

Overview

        We are an independent, oil-focused exploration and production company with an extensive below salt prospect inventory in the deepwater U.S. Gulf of Mexico and offshore Angola and Gabon in West Africa. All of our prospects are oil-focused. To date, our drilling efforts have resulted in discoveries in both the U.S. Gulf of Mexico at North Platte, Heidelberg and Shenandoah and offshore Angola at Cameia. Our plan is to continue to mature and drill what we believe are our most promising exploration prospects in the deepwater U.S. Gulf of Mexico and the deepwater offshore Angola and Gabon as we further appraise, evaluate and progress our existing discoveries toward potential project sanction and development. We operate our business in two geographic segments: the U.S. Gulf of Mexico and West Africa.

Second Quarter 2013 Operational Highlights

        We continued drilling operations on four exploratory wells as set forth below:

  •
  Ardennes.  On February 6, 2013, we spud the Ardennes #1 exploratory well, which will target both Miocene and Inboard Lower Tertiary horizons in the deepwater U.S. Gulf of Mexico. We expect results from the Ardennes #1 exploratory well in the third quarter of 2013. We are the operator of Ardennes and own a 42% working interest.

  •
  Diaman.  On April 17, 2013, Total Gabon, as operator, spud the Diaman #1 exploratory well, which will target pre-salt horizons on the Diaba block offshore Gabon. During the quarter, the Diaman #1 exploratory well was re-spud due to mechanical problems with the wellbore. We expect results from the Diaman #1 exploratory replacement well in the third quarter of 2013. We own a 21.25% working interest in the Diaba block.

  •
  Mavinga.  On May 3, 2013, we spud the Mavinga #1 exploratory well, which will target pre-salt horizons on Block 21 offshore Angola. We expect results from the Mavinga #1 exploratory well in the second half of 2013. We are the operator of Mavinga and own a 40% working interest.

  •
  Lontra.  On May 21, 2013, we spud the Lontra #1 exploratory well, which will target pre-salt horizons on Block 20 offshore Angola. We expect results from the Lontra #1 exploratory well in the second half of 2013. We are the operator of Lontra and own a 40% working interest.

        We also continued development efforts with respect to our Heidelberg, Cameia and North Platte discoveries as set forth below:

  •
  We, along with Anadarko, as operator, and our other partners in the Heidelberg discovery in the U.S. Gulf of Mexico, formally sanctioned the development project for Heidelberg in May. In connection with the formal project sanction, we and our partners approved the fabrication AFE to fund the hull, topsides and subsea equipment and the export system through to first production. Work has begun on hull fabrication and procurement of the long-lead equipment for the topsides, subsea and export system. Anadarko has publicly indicated that it expects first production from the Heidelberg field in 2016. We own a 9.375% working interest in the Heidelberg discovery.

  •
  During the second quarter, we conducted a variety of subsurface evaluations on our Cameia discovery on Block 21 offshore Angola, including simulations, to help refine and mature potential well locations for a variety of development scenarios. We have acquired a new 3D seismic survey over our Cameia discovery which we are using to optimize our phase one development well locations. We have continued to mature our development approach, including potential subsea architecture and equipment, subsurface and reservoir information, and drilling and completions plans. We expect formal sanction of Cameia in 2014 and first production from Cameia in 2017, assuming continued alignment with our partners and Sonangol, among other things. We are the operator of and own a 40% working interest in the Cameia discovery.

  •
  With respect to our appraisal and pre-development efforts on our North Platte discovery, we are in the process of acquiring a 5,200 square mile 3D seismic survey over the greater North Platte area and have already begun the initial processing of this data. This 3D seismic survey is designed to further improve the sub-salt imaging over our North Platte discovery as well as several other Inboard Lower Tertiary prospects in which we have working interests. We will use this newly acquired and re-processed 3D seismic data to optimize potential appraisal and development well locations on North Platte. We are also currently conducting a number of studies to support our appraisal and pre-development efforts on North Platte, including reservoir fluids analyses and geo-mechanical and subsea studies. We plan to begin reservoir characterization and geo-cellular modeling studies during the third quarter in order to better understand reservoir flow, productivity and recovery characteristics of the North Platte field. These studies will help us define and evaluate our development options for North Platte. We are the operator of and own a 60% working interest in the North Platte discovery.

Second Quarter 2013 Financial Highlights

  •
  We recorded a net loss of approximately $78.8 million, a 44% decrease from the second quarter of 2012. Total operating expenses were approximately $65.4 million, a 54% decrease from the second quarter of 2012. The decrease in operating expenses for the three months ended June 30, 2013 was attributed primarily to lower impairment charge and dry hole expense of $35.7 million during the three months ended June 30, 2013 as compared to $111.4 million of impairment charge and dry hole expense during the three months ended June 30, 2012.

  •
  Total expenditures were approximately $204 million for the three months ended June 30, 2013.

  •
  Including our existing cash and investments on hand and restricted cash as of June 30, 2013, we have approximately $2.3 billion of liquidity.

Results of Operations

        We operate our business in two geographic segments: the United States and West Africa. The discussion of the results of operations and the period-to-period comparisons presented below for each operating segment and our consolidated operations analyzes our historical results. The following discussion may not be indicative of future results.

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

	Three Months Ended June 30,
	2013	2012	Increase (Decrease)%
	($ in thousands)
United States Segment:
Oil and gas revenue	$—	$—	$—	—%
Operating costs and expenses:
Seismic and exploration	3,495	10,570	(7,075)	(67)%
Dry hole expense and impairment	2,412	111,355	(108,943)	(98)%
General and administrative	15,499	13,336	2,163	16%
Depreciation and amortization	309	270	39	14%

Total operating costs and expenses	21,715	135,531	(113,816)	(84)%

Operating income (loss)	(21,715)	(135,531)	(113,816)	(84)%
West Africa Segment:
Oil and gas revenue	$—	$—	$—	—%
Operating costs and expenses:
Seismic and exploration	1,062	1,436	(374)	(26)%
Dry hole expense and impairment	33,297	—	33,297	—
General and administrative	9,153	5,146	4,007	78%
Depreciation and amortization	138	42	96	229%

Total operating costs and expenses	43,650	6,624	37,026	559%

Operating income (loss)	(43,650)	(6,624)	37,026	559%
Consolidated Operations:
Oil and gas revenue	$—	$—	$—	—%
Operating costs and expenses:
Seismic and exploration	4,557	12,006	(7,449)	(62)%
Dry hole expense and impairment	35,709	111,355	(75,646)	(68)%
General and administrative	24,652	18,482	6,170	33%
Depreciation and amortization	447	312	135	43%

Total operating costs and expenses	65,365	142,155	(76,790)	(54)%

Operating income (loss)	(65,365)	(142,155)	(76,790)	(54)%
Other income (expense):
Gain on sale of assets	1,496	—	(1,496)	—
Interest income	1,619	1,432	(187)	13%
Interest expense	(16,568)	—	16,568	—

Total other income (expense)	(13,453)	1,432	14,885	1039%

Net income (loss) before income tax	(78,818)	(140,723)	(61,905)	(44)%
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(78,818)	$(140,723)	$(61,905)	(44)%

United States Segment:

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the three months ended June 30, 2013 and 2012, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the three months ended June 30, 2013 and 2012:

        Seismic and exploration.    Seismic and exploration costs decreased by $7.1 million during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The decrease was due to reduced seismic data acquisition costs over certain of our prospects in the U.S. Gulf of Mexico.

        Dry hole expense and impairment.    Dry hole expense and impairment decreased by $108.9 million during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The decrease is due to no exploratory well costs in the U.S. Gulf of Mexico being charged to dry hole expense during the three months ended June 30, 2013, as reflected in the following table:

	Three Months Ended June 30,
	2013	2012	Increase (Decrease)
	($ in thousands)
Impairment of Unproved Leasehold:
Ligurian prospect	$—	$41,861	$(41,861)
Other leasehold	—	8,298	(8,298)
Amortization of leasehold with carrying value under $1 million	2,412	2,303	109
Dry hole Expense:
Ligurian #1 exploratory well	—	8,100	(8,100)
Ligurian #2 exploratory well	—	48,994	(48,994)
Heidelberg #3 Appraisal Well Side Track	—	1,799	(1,799)

	$2,412	$111,355	$(108,943)

        General and administrative.    General and administrative costs increased by $2.2 million during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The increase in general and administrative costs during this period was attributed to increase of $2.1 million in staff related expenses which includes equity compensation, a $3.9 million increase in contractors and consulting fees, and a $1.5 million increase in legal fees and increase of $1.2 million in office support costs, offset by an increase of $6.5 million in recoveries from partners due to increased operating activities.

        Depreciation and amortization.    Depreciation and amortization did not materially change from the three months ended June 30, 2013, as compared to the three months ended June 30, 2012.

West Africa Segment:

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the three months ended June 30, 2013 and 2012, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the three months ended June 30, 2013 and 2012:

        Seismic and exploration.    Seismic and exploration costs did not materially change during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012.

        Dry hole expense and impairment.    Dry hole expense and impairment increased by $33.3 million during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012.

The increase is due to dry hole expense during the three months ended June 30, 2013 as reflected in the following table:

	Three Months Ended June 30,
	2013	2012	Increase (Decrease)
	($ in thousands)
Dry hole Expense:
Cameia #2 Drill Stem Test	$16,231	—	$16,231
Diaman #1 exploratory well	17,066	—	17,066

	$33,297	$—	$33,297

        General and administrative.    General and administrative costs increased by $4.0 million for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The increase is attributed primarily to increase of $2.7 million in office support costs and a $1.3 million increase in staff related costs, contractors, consulting fees and insurance, all due to increased operating activities offshore Angola and Gabon during the three months ended June 30, 2013.

        Depreciation and amortization.    Depreciation and amortization did not materially change from the three months ended June 30, 2013, as compared to the three months ended June 30, 2012.

Consolidated:

        Other income (expense).    Other income (expense) increased by $14.9 million during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The increase was due primarily to $16.6 million in interest expense associated with our 2.625% convertible senior notes due 2019 that were issued in December 2012, offset by an increase of $0.2 million in interest income and a $1.5 million gain on sale of assets during the three months ended June 30, 2013.

        Income tax expense/benefit.    No income tax benefit has been reflected since a full valuation allowance has been established against the deferred tax asset that would have been generated as a result of the operating results.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

	Six Months Ended June 30,
	2013	2012	Increase (Decrease)%
	($ in thousands)
United States Segment:
Oil and gas revenue	$—	$—	$—	—%
Operating costs and expenses:
Seismic and exploration	10,163	16,733	(6,570)	(39)%
Dry hole expense and impairment	4,829	116,679	(111,850)	(96)%
General and administrative	29,195	22,730	6,465	28%
Depreciation and amortization	634	436	198	45%

Total operating costs and expenses	44,821	156,578	(111,757)	(71)%

Operating income (loss)	(44,821)	(156,578)	(111,757)	(71)%
West Africa Segment:
Oil and gas revenue	$—	$—	$—	—%
Operating costs and expenses:
Seismic and exploration	16,712	12,622	4,090	32%
Dry hole expense and impairment	99,048	—	99,048	—
General and administrative	16,964	10,592	6,372	60%
Depreciation and amortization	272	77	195	253%

Total operating costs and expenses	132,996	23,291	109,705	471%

Operating income (loss)	(132,996)	(23,291)	109,705	471%
Consolidated Operations:
Oil and gas revenue	$—	$—	$—	—%
Operating costs and expenses:
Seismic and exploration	26,875	29,355	(2,480)	(8)%
Dry hole expense and impairment	103,877	116,679	(12,802)	(11)%
General and administrative	46,159	33,322	12,837	39%
Depreciation and amortization	906	513	393	77%

Total operating costs and expenses	177,817	179,869	(2,052)	(1)%

Operating income (loss)	(177,817)	(179,869)	(2,052)	(1)%
Other income (expense):
Gain on sale of assets	2,993	—	2,993	—
Interest income	3,144	2,615	529	20%
Interest expense	(35,225)	—	35,225	—

Total other income (expense)	(29,088)	2,615	31,703	1212%

Net income (loss) before income tax	(206,905)	(177,254)	29,651	17%
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(206,905)	$(177,254)	$29,651	17%

United States Segment:

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the six months ended June 30, 2013 and 2012, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the six months ended June 30, 2013 and 2012:

        Seismic and exploration.    Seismic and exploration costs decreased by $6.6 million during the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. The decrease is due to a $6.3 million decrease in seismic data costs and a $0.5 million decrease in other exploration expenses, offset by an increase of $0.2 million in delay rentals during the six months ended June 30, 2013. During the six months ended June 30, 2013, we incurred $7.0 million in seismic data acquisition costs as compared to $13.3 million incurred during the six months ended June 30, 2012.

        Dry hole expense and impairment.    Dry hole expense and impairment decreased by $111.9 million during the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. The decrease is due primarily to no exploratory well costs in the U.S. Gulf of Mexico being charged to dry hole expense during the six months ended June 30, 2013, as reflected in the following table:

	Six Months Ended June 30,
	2013	2012	Increase (Decrease)
	($ in thousands)
Impairment of Unproved Leasehold:
Ligurian prospect	$—	$41,861	$(41,861)
Other leasehold	—	8,298	(8,298)
Amortization of leasehold with carrying value under $1 million	4,829	5,317	(488)
Dry hole Expense:
Ligurian #1 exploratory well	—	8,100	(8,100)
Ligurian #2 exploratory well	—	48,994	(48,994)
Heidelberg #3 Appraisal Well Side Track	—	4,109	(4,109)

	$4,829	$116,679	$(111,850)

        General and administrative.    General and administrative costs increased by $6.5 million during the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. The increase in general and administrative costs is attributed to an increase of $3.6 million in staff related costs including equity compensation, a $5.2 million increase in contractors and consulting fees, a $3.0 million increase in legal fees, and a $3.2 million increase in office support costs, offset by an increase of $8.5 million in recoveries from partners and technical services charge-out due to the increase in operating activities.

        Depreciation and amortization.    Depreciation and amortization did not materially change from the six months ended June 30, 2013, as compared to the six months ended June 30, 2012.

West Africa Segment:

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the six months ended June 30, 2013 and 2012, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the six months ended June 30, 2013 and 2012:

        Seismic and exploration.    Seismic and exploration costs increased by $4.1 million during the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. The increase was due primarily to a $2.0 million increase in trend seismic data costs for Block 21 offshore Angola and

$2.1 million for standby costs of certain contractors and Shorebase equipment and personnel associated with Block 20 offshore Angola charged to other exploration expenses.

        Dry hole expense and impairment.    Dry hole expense and impairment increased by $99.0 million during the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. The increase is due to dry hole expense during the six months ended June 30, 2013 as reflected in the following table:

	Six Months Ended June 30,
	2013	2012	Increase (Decrease)
	($ in thousands)
Dry hole Expense:
Cameia #2 Drill Stem Test	$81,982	—	$81,982
Diaman #1 exploratory well	17,066	—	17,066

	$99,048	$—	$99,048

        General and administrative.    General and administrative costs increased by $6.4 million for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. The increase is attributed to a $1.6 million increase in staff related costs, a $1.6 million increase in contractors and consulting fees, a $2.1 million increase in technical support from corporate office and a $5.2 million increase in other office support costs, offset by an increase of $4.1 million in recoveries from partners.

        Depreciation and amortization.    Depreciation and amortization did not materially change from the six months ended June 30, 2013, as compared to the six months ended June 30, 2012.

Consolidated:

        Other income (expense).    Other income (expense) increased by $31.7 million during the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. The increase was due primarily to $35.2 million in interest expense associated with our 2.625% convertible senior notes due 2019 that were issued in December 2012, offset by an increase of $0.5 million in interest income and a $3.0 million gain on sale of assets during the six months ended June 30, 2013.

        Income tax expense/benefit.    No income tax benefit has been reflected since a full valuation allowance has been established against the deferred tax asset that would have been generated as a result of the operating results.

Liquidity and Capital Resources

        We are a development stage enterprise and will continue to be so until commencement of substantial production from our oil properties or we have proved reserves. With respect to our non-operated U.S. Gulf of Mexico discoveries, the Heidelberg development has been formally sanctioned, and Anadarko, as operator, has publicly indicated that it expects first production from the Heidelberg field in 2016. With respect to our Cameia pre-salt discovery, we are currently conducting pre-development activities and planning for a phased development approach. We currently estimate first production and cash flow from Cameia in 2017, assuming continued alignment with our partners and the concessionaire, among other things. Our confidence in conducting pre-development activities and progressing our Cameia discovery toward development is based on the fact that the drilling results from our Cameia #1 exploratory well far exceeded our pre-drill estimates on feet of pay, reservoir rock properties, flow characteristics and fluid properties. Furthermore, our Cameia #2 appraisal well demonstrated lateral continuity within the reservoir originally encountered by our Cameia #1 exploratory well and provided additional assurance of sufficient areal extent to support our plans to proceed with the evaluation of development options.

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

  •
  opportunistically invest in additional oil leases and concessional licenses; and

  •
  incur expenses related to operating as a public company and compliance with regulatory requirements.

        Our future financial condition and liquidity will be impacted by, among other factors, (i) the success of our exploration and appraisal drilling program, (ii) the number of commercially viable hydrocarbon discoveries made and the quantities of hydrocarbons discovered, (iii) the speed with which we can bring such discoveries to production, which for our Cameia discovery will depend upon continued alignment with our partners and the concessionaire, among other things, (iv) whether and to what extent we invest in additional oil leases and concessional licenses, and (v) the actual cost of exploration, appraisal and development of our prospects.

        As of June 30, 2013, we had approximately $2.3 billion in liquidity, which includes cash and cash equivalents, short-term restricted cash, short-term investments, long-term restricted cash and long-term investments. This amount does not include the Total carry or any additional success payments Total is obligated to pay us pursuant to the terms of our U.S. Gulf of Mexico alliance. We expect to expend approximately $750 to $900 million for our ongoing operations and general corporate purposes in 2013. Our total expenditures, excluding changes in working capital but including the payment of accrued contractual obligations for Block 20, offshore Angola, were approximately $204 million and $383 million for the three and six months ended June 30, 2013, respectively. We expect that our existing cash on hand will be sufficient to fund our planned exploration and appraisal drilling program and development activities at least through the end of 2014. However, we may require additional funds earlier than we currently expect in order to execute our strategy as planned. We may seek additional funding through asset sales, farm-out arrangements and future equity and debt financings. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our existing stockholders. For example, if we raise additional funds by issuing additional equity securities, further dilution to our existing stockholders will result. If we are unable to obtain funding on a timely basis or on acceptable terms, we may be required to significantly curtail one or more of our exploration and appraisal drilling programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our prospects which we would otherwise develop on our own, or with a majority working interest.

Cash Flows

	Six Months Ended June 30,
	2013	2012
	($ in thousands)
Net cash provided by (used in):
Operating Activities	$(233,124)	$(75,164)
Investing Activities	(900,248)	(464,798)
Financing Activities	(1,095)	489,486

        Operating activities.    Net cash used in operating activities for the six months ended June 30, 2013 was $233.1 million, compared with net cash used in operating activities of $75.2 million for six months ended June 30, 2012. The increase was attributed primarily to increased drilling activities in the U.S. Gulf of Mexico and offshore Angola and Gabon during the three months ended June 30, 2013.

        Investing activities.    Net cash used in investing activities for the six months ended June 30, 2013 was $900.2 million, compared with net cash used in investing activities of $464.8 million for the six months ended June 30, 2012. The increase in net cash used in investing activities for the six months ended June 30, 2013 was primarily attributed to the investment of the net proceeds of $1.35 billion from the issuance of 2.625% convertible senior notes due 2019 that were issued in December 2012.

        Financing activities.    Net cash used in financing activities for the six months ended June 30, 2013 was $1.1 million, compared with $489.5 million provided by financing activities for the six months ended June 30, 2012. The $1.1 million used in financing activities for the six months ended June 30, 2013 relates to payments of debt issue costs associated with the 2.625% convertible senior notes due 2019. The $489.5 million provided by financing activities for the six months ended June 30, 2012 represents the net proceeds from our public offering of our common stock that closed on February 29, 2012.

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

        There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: July 30, 2013

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