Form 10-Q
period 2013-09-30
Cobalt International Energy, Inc.
filed 2013-10-29
CIK 1471261

Use these links to rapidly review the document

PART I—FINANCIAL INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or
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

        Number of shares of the registrant's common stock outstanding at September 30, 2013: 411,288,613 shares.

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

COBALT INTERNATIONAL ENERGY, INC.

Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	6
Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2013 and 2012, and for the period November 10, 2005 (Inception) through September 30, 2013	7
Condensed Consolidated Statements of Changes in Partners' Capital and Stockholders' Equity for the Nine Months Ended September 30, 2013 and for the period November 10, 2005 (Inception) through September 30, 2013	8
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012, and for the period November 10, 2005 (Inception) through September 30, 2013	9
Notes to Condensed Consolidated Financial Statements	10

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Condensed Consolidated Balance Sheets

	September 30, 2013 (Unaudited)	December 31, 2012
	($ in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$220,512	$1,425,815
Joint interest and other receivables	109,853	61,592
Prepaid expenses and other current assets	26,423	23,941
Inventory	83,225	65,286
Short-term restricted funds	228,533	90,440
Short-term investments	1,221,552	789,668

Total current assets	1,890,098	2,456,742
Property, plant, and equipment:
Oil and gas properties, successful efforts method of accounting, net of accumulated depletion of $-0-	1,411,999	1,094,464
Other property and equipment, net of accumulated depreciation and amortization of $3,865 and $2,533, as of September 30, 2013 and December 31, 2012, respectively	11,627	5,292

Total property, plant, and equipment, net	1,423,626	1,099,756

Long-term restricted funds	166,701	395,652
Long-term investments	200,597	36,267
Other assets	34,809	23,042

Total assets	$3,715,831	$4,011,459

Liabilities and Stockholders' Equity
Current liabilities:
Trade and other accounts payable	$10,418	$67,876
Accrued liabilities	163,056	44,061
Short-term contractual obligations	49,019	49,019

Total current liabilities	222,493	160,956

Long-term debt	1,024,445	991,191
Long-term contractual obligations	124,901	168,238
Other long-term liabilities	2,686	1,856

Total long-term liabilities	1,152,032	1,161,285

Stockholders' Equity:
Common stock, $0.01 par value per share; 2,000,000,000 shares authorized, 406,943,582 and 406,596,884 issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	4,069	4,066
Additional paid-in capital	3,631,977	3,612,987
Accumulated deficit during the development stage	(1,294,740)	(927,835)

Total stockholders' equity	2,341,306	2,689,218

Total liabilities and stockholders' equity	$3,715,831	$4,011,459

See accompanying notes.

Cobalt International Energy, Inc.

(a Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period November 10, 2005 (Inception) Through September 30, 2013
	2013	2012	2013	2012
	($ in thousands except per share data)
Oil and gas revenue	$—	$—	$—	$—	$—
Operating costs and expenses:
Seismic and exploration	14,555	6,327	41,430	35,682	431,603
Dry hole expense and impairment	108,321	15,041	212,199	131,720	450,931
General and administrative	22,347	18,916	68,507	52,239	374,448
Depreciation and amortization	440	269	1,345	782	6,097

Total operating costs and expenses	145,663	40,553	323,481	220,423	1,263,079

Operating income (loss)	(145,663)	(40,553)	(323,481)	(220,423)	(1,263,079)
Other income (expense):
Gain on sale of assets	—	—	2,993	—	2,993
Interest income	1,465	1,339	4,610	3,955	19,653
Interest expense	(15,802)	—	(51,027)	—	(54,307)

Total other income (expense)	(14,337)	1,339	(43,424)	3,955	(31,661)

Net income (loss) before income tax	(160,000)	(39,214)	(366,905)	(216,468)	(1,294,740)
Income tax expense	—	—	—	—	—

Net income (loss)	$(160,000)	$(39,214)	$(366,905)	$(216,468)	$(1,294,740)

Basic and diluted income (loss) per share	$(0.39)	$(0.10)	$(0.90)	$(0.54)

Basic and diluted weighted average common shares outstanding	406,941,392	406,543,628	406,803,860	402,272,534

See accompanying notes.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Condensed Consolidated Statements of Changes in Partners' Capital and Stockholders' Equity

	General Partner	Class A Limited Partners	Class B Limited Partners	Class C Limited Partners	Common Stock	Additional Paid-in Capital	Accumulated Deficit During Development Stage	Total
	($ in thousands)
Balance, November 10, 2005 (Inception)	$—	$—	$—	$—	$—	$—	$—	$—
Class A limited partners' contributions	—	1,256,738	—	—	—	—	—	1,256,738
Class B & C limited partners' equity compensation	—	—	6,984	734	—	—	—	7,718
Common stock issued upon corporate reorganization	—	(1,256,738)	(6,984)	(734)	2,743	1,261,713	—	—
Common stock issued at initial public offering, net of offering costs	—	—	—	—	630	806,629	—	807,259
Common stock issued at private placement	—	—	—	—	32	42,156	—	42,188
Common stock issued at the closing of the over-allotment portion of initial public offering, net of offering costs	—	—	—	—	80	101,176	—	101,256
Common stock issued at public offering, net of costs	—	—	—	—	538	966,974	—	967,512
Common stock issued for restricted stock and stock options	—	—	—	—	44	(44)	—	—
Equity based compensation	—	—	—	—	—	52,989	—	52,989
Common stock withheld for taxes on equity based compensation	—	—	—	—	(1)	(360)	—	(361)
Exercise of stock options	—	—	—	—	—	338	—	338
Conversion option relating to 2.625% convertible senior notes, net of allocated costs	—	—	—	—	—	381,416	—	381,416
Net income (loss)	—	—	—	—	—	—	(927,835)	(927,835)

Balance, December 31, 2012	—	—	—	—	4,066	3,612,987	(927,835)	2,689,218
Common stock issued for restricted stock and stock options	—	—	—	—	3	(3)	—	—
Equity based compensation	—	—	—	—	—	18,795	—	18,795
Exercise of stock options	—	—	—	—	—	198	—	198
Net income (loss)	—	—	—	—	—	—	(366,905)	(366,905)

Balance, September 30, 2013 (Unaudited)	$—	$—	$—	$—	$4,069	$3,631,977	$(1,294,740)	$2,341,306

See accompanying notes.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
			For the Period November 10, 2005 (Inception) Through September 30, 2013
	2013	2012
	($ in thousands)
Cash flows provided from operating activities
Net income (loss)	$(366,905)	$(216,468)	$(1,294,740)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,345	782	6,097
Dry hole expense and impairment of unproved properties	212,199	131,720	450,931
Gain on sale of assets	(2,993)	—	(2,993)
Equity based compensation	18,795	16,650	79,501
Amortization of premium (accretion of discount) on investments	17,043	13,269	51,584
Amortization of debt discount	34,751	—	36,500
Other	—	—	558
Changes in operating assets and liabilities:
Joint interest and other receivables	(48,218)	(32,171)	(113,413)
Inventory	(17,939)	(3,627)	(83,225)
Prepaid expense and other current assets	(2,482)	6,919	(26,423)
Deferred charges	(13,264)	2,769	(13,264)
Trade and other accounts payable	(57,459)	(53,892)	10,418
Accrued liabilities and other	(14,856)	(7,344)	22,018

Net cash provided by (used in) operating activities	(239,983)	(141,393)	(876,451)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(80,439)	(130,719)	(927,387)
Capital expenditures for other property and equipment	(7,689)	(3,376)	(17,733)
Exploratory wells drilling in process	(356,764)	(228,299)	(956,846)
Proceeds from sale of oil and gas properties	3,006	—	342,007
Change in restricted funds	90,372	51,076	(221,710)
Proceeds from maturity of investment securities	1,003,020	768,230	3,602,074
Purchase of investment securities	(1,615,834)	(970,709)	(5,245,771)

Net cash provided by (used in) investing activities	(964,328)	(513,797)	(3,425,366)

Cash flows from financing activities
Capital contributions prior to IPO—Class A limited partners	—	—	1,256,180
Proceeds from initial public offering, net of costs	—	—	950,702
Proceeds from public offerings, net of costs	—	489,309	967,513
Proceeds from debt offering, net of costs	(1,190)	—	1,347,760
Proceeds from stock option exercises	198	275	536
Payments for common stock withheld for taxes on equity based compensation	—	(170)	(362)

Net cash provided by (used in) financing activities	(992)	489,414	4,522,329

Net increase (decrease) in cash and cash equivalents	(1,205,303)	(165,776)	220,512
Cash and cash equivalents, beginning of period	1,425,815	292,546	—

Cash and cash equivalents, end of period	$220,512	$126,770	$220,512

Cash paid for interest	$16,502	$—	$16,502
Non-Cash Disclosures
Changes in accrued capital expenditures	$(92,534)	$270,031	$135,389
Transfer of investment securities to and from restricted funds	$26	$178,830	$178,804

See accompanying notes.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

General

        Cobalt International Energy, Inc. (the "Company") is incorporated in the state of Delaware. The Company is an independent, oil-focused exploration and production company with an extensive below salt prospect inventory in the deepwater of the U.S. Gulf of Mexico and offshore Angola and Gabon in West Africa. All of the Company's prospects are oil-focused. To date, the Company's drilling efforts have resulted in discoveries in the U.S. Gulf of Mexico at North Platte, Heidelberg and Shenandoah, offshore Angola at Cameia, Lontra and Mavinga, and offshore Gabon at Diaman. The Company's plan is to continue to mature and drill what it believes are its most promising exploration prospects in the deepwater U.S. Gulf of Mexico and the deepwater offshore Angola and Gabon as it further appraises, evaluates and progresses its existing discoveries toward potential project sanction and development. The Company operates its business in two geographic segments: the U.S. Gulf of Mexico and West Africa.

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

Investments

        The Company's policy on accounting for its investments, which consist entirely of debt securities, is based on the accounting guidance relating to "Accounting for Certain Investments in Debt and Equity Securities." The Company considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year are classified as long-term investments. The debt securities are carried at amortized costs and classified as held-to-maturity securities as the Company has the positive intent and ability to hold them until they mature. The net carrying value of held-to-maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity over the life of the securities. Held-to-maturity securities are stated at amortized cost, which approximates fair market value as of September 30, 2013 and December 31, 2012. Income related to these securities is reported as a component of interest income in the Company's condensed consolidated statement of operations. See Note 5—Investments.

        Investments are considered to be impaired when a decline in fair value is determined to be other-than-temporary. The Company conducts a regular assessment of its debt securities with unrealized losses to determine whether securities have other-than-temporary impairment ("OTTI"). This assessment considers, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, market conditions and whether the Company intends to sell or whether it is more likely than not that the Company will be required to sell the debt securities. As of September 30, 2013 and December 31, 2012, the Company has no OTTI in its debt securities.

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

Earnings (Loss) Per Share

        Basic income (loss) per share was calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the periods presented. The calculation of diluted income (loss) per share should include the potential dilutive impact of non-vested restricted shares, non-vested restricted stock units, outstanding stock options and 2.625% convertible senior notes due 2019, during the period, unless their effect is anti-dilutive. For the three months and nine months ended September 30, 2013, 6,744,278 shares of non-vested restricted stock, non-vested restricted stock units, outstanding stock options and 2.625% convertible senior notes due 2019, were excluded from the diluted income (loss) per share because they are anti-dilutive. For the

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

three months and nine months ended September 30, 2012, 5,594,092 shares of non-vested restricted stock, non-vested restricted stock units and outstanding stock options were excluded from the diluted income (loss) per share because they are anti-dilutive.

2. Cash and Cash Equivalents

        Cash and cash equivalents consisted of the following:

	September 30, 2013	December 31, 2012
	($ in thousands)
Cash at banks	$34,001	$65,935
Money market funds	89,497	1,105,148
Held-to-maturity securities(1)	97,014	254,732

	$220,512	$1,425,815

(1)
These securities mature three months or less from the date of purchase.

3. Restricted Funds

        Restricted funds consisted of the following:

	September 30, 2013	December 31, 2012
	($ in thousands)
Short-term:
Ensco 8503 escrow account	$90,315	$90,440
Collateral on letters of credit for Angola	138,218	—

	$228,533	$90,440

Long-term:
Ensco 8503 escrow account	—	90,440
Collateral on letters of credit for Angola	166,529	304,492
Other vendor restricted deposits	172	720

	$166,701	$395,652

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

	September 30, 2013	December 31, 2012
	($ in thousands)
Partners in the U.S. Gulf of Mexico	$45,663	$52,439
Partners in West Africa(1)	53,223	2,185
Accrued interest on investment securities	8,313	3,647
Vendors' receivables	1,582	1,526
Other	1,072	1,795

Total	$109,853	$61,592

(1)
The amount of $53.2 million as of September 30, 2013 includes $30.6 million related to our partners on Block 20 offshore Angola and $22.6 million related to our partners on Blocks 9 and 21 offshore Angola. Although we expect to collect these receivables in full, including $11.3 million that is currently past due, the allocation of the receivable amongst our partners on Blocks 9 and 21 offshore Angola may change as a result of the working interest transfers discussed below.

        On September 19, 2013, we received a letter from Sociedade Nacional de Combustíveis de Angola—Empresa Pública notifying us that Nazaki Oil and Gáz, S.A. had transferred a 15% working interest in each of Blocks 9 and 21 offshore Angola out of its 30% working interest in each block to Sonangol Pesquisa e Produção, S.A. ("Sonangol P&P"). The letter stated that these transfers were effective as of March 14, 2013 for Block 9 and February 18, 2013 for Block 21, corresponding to the dates of the executive decrees from the Angola Ministry of Petroleum authorizing such transfers. As a result of these transfers, Sonangol P&P now has a working interest of 35% and paying interest of 18.75% (which is applicable only during the exploration phase on Blocks 9 and 21) in each of Blocks 9 and 21. Our working interest of 40% and paying interest of 62.5% (which is applicable only during the exploration phase on Blocks 9 and 21) in each of Blocks 9 and 21 remains unchanged as a result of these transfers. We are the operator of Blocks 9 and 21.

5. Investments

        The Company's investments in held-to-maturity securities which are recorded at amortized cost and approximate fair market value as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
	($ in thousands)
U.S. Treasury securities	$394,690	$483,775
Corporate securities	936,183	510,691
Commercial paper	512,981	562,975
Certificates of deposit	70,000	7,000

Total	$1,913,854	$1,564,441

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Investments (Continued)

        The Company's condensed consolidated balance sheet included the following held-to-maturity securities:

	September 30, 2013	December 31, 2012
	($ in thousands)
Cash and cash equivalents	$97,014	$254,732
Short-term restricted funds	228,533	90,440
Short-term investments	1,221,552	789,668
Long-term restricted funds	166,158	393,334
Long-term investments	200,597	36,267

	$1,913,854	$1,564,441

        The contractual maturities of these held-to-maturity securities as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	($ in thousands)
Within 1 year	$1,713,257	$1,713,257	$1,528,174	$1,528,174
After 1 year	200,597	200,597	36,267	36,267

	$1,913,854	$1,913,854	$1,564,441	$1,564,441

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

        The following tables summarize the Company's significant financial instruments as categorized by the fair value measurement hierarchy:

	Level 1		Level 2
					Balance as of September 30, 2013
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
	($ in thousands)
Cash and cash equivalents:
Cash	$34,001	$34,001	$—	$—	$34,001
Money market funds	89,497	89,497	—	—	89,497
Commercial paper	—	—	72,014	72,014	72,014
Certificate of deposits	—	—	25,000	25,000	25,000

Subtotal	123,498	123,498	97,014	97,014	220,512

Short-term restricted funds:
U.S. Treasury bills	—	—	90,315	90,315	90,315
U.S. Treasury notes	—	—	138,218	138,218	138,218

Subtotal	—	—	228,533	228,533	228,533

Short-term investments:
Corporate bonds	—	—	735,586	735,586	735,586
Commercial paper	—	—	440,966	440,966	440,966
Certificates of deposits	—	—	45,000	45,000	45,000

Subtotal	—	—	1,221,552	1,221,552	1,221,552

Long-term restricted funds:
Cash	172	172	—	—	172
Money market funds	371	371	—	—	371
U.S. Treasury notes	—	—	166,158	166,158	166,158

Subtotal	543	543	166,158	166,158	166,701

Long-term investments:
Corporate bonds	—	—	200,597	200,597	200,597

Subtotal	—	—	200,597	200,597	200,597

Total	$124,041	$124,041	$1,913,854	$1,913,854	$2,037,895

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

(1)
As of September 30, 2013 and December 31, 2012, the Company did not record any OTTI on these assets.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Property, Plant, and Equipment

        Property, plant, and equipment is stated at cost less accumulated depreciation/amortization and consisted of the following:

	Estimated Useful Life (Years)	September 30, 2013	December 31, 2012
		($ in thousands)
Oil and Gas Properties:
Unproved oil and gas properties		$754,909	$721,853
Less: accumulated valuation allowance		(110,017)	(78,413)

		644,892	643,440
Exploratory wells in process		767,107	451,024

Total oil and gas properties, net		1,411,999	1,094,464
Other Property and Equipment:
Computer equipment and software	3	4,386	3,166
Office equipment and furniture	3 - 5	2,132	2,093
Vehicles	3	265	268
Leasehold improvements	3 - 10	2,392	2,298
Running tools and equipment	5	6,317	—

		15,492	7,825
Less: accumulated depreciation and amortization(1)		(3,865)	(2,533)

Total other property and equipment, net		11,627	5,292

Property, plant, and equipment, net		$1,423,626	$1,099,756

(1)
During the year ended December 31, 2012, the Company wrote off $2.2 million of old computer equipment and leasehold improvements which were fully depreciated and which had no impact on the consolidated statements of operations and consolidated statements of cash flow.

        The Company recorded $0.4 million and $0.3 million for the three months ended September 30, 2013 and 2012, respectively, $1.3 million and $0.8 million for the nine months ended September 30, 2013 and 2012, respectively, and $6.1 million of depreciation and amortization for the period November 10, 2005 (inception) through September 30, 2013, respectively.

Unproved Oil and Gas Properties

        On December 20, 2011, the Company acquired a 40% working interest in Block 20 offshore Angola for a total consideration of $347.1 million, of which $337.1 million is contractually scheduled to be paid over five years commencing in January 2012. As of September 30, 2013, out of the $337.1 million, $165.7 million has been paid and the remaining $171.4 million was accrued in short-term and long-term contractual obligations. See Note 9—Contractual Obligations. In addition to the Block 20 interests, the Company has $10.8 million of unproved property acquisition costs relating to

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Property, Plant, and Equipment (Continued)

its 40% interests in Blocks 9 and 21 offshore Angola and its 21.25% working interest in the Diaba block offshore Gabon.

        As of September 30, 2013, the Company also has $287.0 million of unproved property acquisition costs, net of valuation allowance for impairment, relating to its U.S. Gulf of Mexico properties. On February 26, 2013, the Company executed a Purchase and Sale agreement (the "PSA") to sell its ownership interests on an unproved oil and gas property on Mississippi Canyon Block 209 for a total consideration of $5.6 million. The Company received $1.5 million at closing and an additional $1.5 million in September 2013 when the buyer commenced operations on the property. Pursuant to the terms and conditions of the PSA, the Company will receive the remaining $2.6 million contingent upon the purchaser's commencement of production on this property in the future. For the nine months ended September 30, 2013, the Company recognized a gain of $3.0 million on the sale of assets as a result of this transaction. During the nine months ended September 30, 2013, the Company paid a total consideration of $37.6 million for acquisition of ownership interests in unproved oil and gas properties on Garden Banks Block 822, Mississippi Canyon Block 605 and Walker Ridge Block 232 in the U.S. Gulf of Mexico.

        As of September 30, 2013 and December 31, 2012, the Company has a net total of $644.9 million and $643.4 million, respectively, of unproved property acquisition costs on the condensed consolidated balance sheets.

        Acquisition costs of unproved properties are assessed for impairment during the holding period and transferred to proved oil and gas properties to the extent associated with successful exploration activities. There are no impairment indicators to date that would require the Company to impair the unproved properties in Blocks 9, 20, and 21 offshore Angola and in the Diaba block offshore Gabon. Oil and gas leases for unproved properties in the U.S. Gulf of Mexico with carrying value greater than $1.0 million are assessed individually for impairment based on the Company's current exploration plans and an allowance for impairment is provided if impairment is indicated. Leases that are individually less than $1.0 million in carrying value or are near expiration are amortized on a group basis over the average terms of the leases at rates that provide for full amortization of leases upon lease expiration. These leases have expiration dates ranging from 2013 through 2022. As of September 30, 2013 and December 31, 2012, the balance for unproved properties that were subject to amortization before impairment provision was $69.4 million and $69.1 million, respectively. The Company recorded a lease impairment allowance of $31.3 million and $2.3 million for the three months ended September 30, 2013 and 2012, respectively, $36.1 million and $57.8 million for the nine months ended September 30, 2013 and 2012, respectively, and $114.7 million for the period November 10, 2005 (inception) through September 30, 2013.

Capitalized Costs

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

        The following tables reflect the Company's net changes in and the cumulative costs of capitalized exploratory well costs (excluding any related leasehold costs):

	September 30, 2013	December 31, 2012
	($ in thousands)
Beginning of period	$451,024	$178,338
Addition to capitalized exploratory and development costs:
U.S. Gulf of Mexico:
Exploratory well costs	111,724	178,295
Development and pre-development well costs	39,084	—
Capitalized interest	5,206	—
West Africa:
Exploratory well costs(1)	320,464	168,309
Pre-development well costs	9,988	—
Capitalized interest	5,685	—
Reclassifications to wells, facilities, and equipment based on determination of proved reserves	—	—
Amounts charged to expense(2)	(176,068)	(73,918)

End of period	$767,107	$451,024

(1)
This amount includes $116.0 million of total drilling costs associated with the Mavinga #1 exploratory well, of which $103.5 million has been capitalized as of September 30, 2013 and will remain suspended pending further evaluation of the well to determine possible utilization for the development of the Mavinga field.

(2)
The amount of $176.1 million for the nine months ended September 30, 2013 represents $64.1 million of impairment charges on the Ardennes #1 exploratory well which did not encounter commercial hydrocarbons, $82.4 million of impairment charges related to the lowest drilled interval evaluated by the Cameia #2 drill stem test, which failed to flow measurable hydrocarbons, $17.1 million of impairment charges on the Diaman #1 exploratory well which needed to be re-spud due to mechanical problems with the wellbore, and $12.5 million of impairment charges related to the lowest interval beneath the pay zone that was drilled by the Mavinga #1 exploratory well and determined to have no further utility. The amount of $73.9 million for the year ended December 31, 2012 represents impairment charges on exploratory wells, including $4.1 million for the Heidelberg #3 sidetrack well, $8.1 million for the Ligurian #1 exploratory well, $49.0 million for the Ligurian #2 exploratory well and $12.7 million for the Shenandoah #2 appraisal well.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Property, Plant, and Equipment (Continued)

	September 30, 2013	December 31, 2012
	($ in thousands)
Cumulative costs:
U.S. Gulf of Mexico
Exploratory well costs	$215,395	$208,275
Development and pre-development well costs	79,572	—
Capitalized interest	5,206	—
West Africa
Exploratory well costs	447,277	242,749
Pre-development well costs	13,972	—
Capitalized interest	5,685	—

	$767,107	$451,024

Well costs capitalized for a period greater than one year after completion of drilling (included in table above)	$286,968	$194,853

        As of September 30, 2013, capitalized well costs that have been suspended longer than one year are associated with the Shenandoah, Heidelberg, North Platte and Cameia discoveries. These well costs except for Heidelberg are suspended pending ongoing evaluation including, but not limited to, results of additional appraisal drilling, well-test analysis, additional geological and geophysical data and approval of a development plan. Management believes these discoveries exhibit sufficient indications of hydrocarbons to justify potential development and is actively pursuing efforts to fully assess them. If additional information becomes available that raises substantial doubt as to the economic or operational viability of these discoveries, the associated costs will be expensed at that time. The Heidelberg discovery has been sanctioned for development and the Heidelberg capitalized exploratory and appraisal well costs were reclassified to development well costs as of September 30, 2013.

8. Long-term Debt

        On December 17, 2012, the Company issued $1.38 billion aggregate principal amount of its 2.625% convertible senior notes due 2019 (the "Notes"). The Notes are the Company's senior unsecured obligations and interest is payable semi-annually in arrears on June 1 and December 1 of each year. For the nine months ended September 30, 2013, the Company paid $16.5 million in interest on the notes. The Notes will mature on December 1, 2019, unless earlier repurchased or converted in accordance with the terms of the Notes. The Notes may be converted at the option of the holder at any time prior to 5:00 p.m., New York City time, on the second scheduled trading day immediately preceding the maturity date, in multiples of $1,000 principal amount. The Notes are convertible at an initial conversion rate of 28.023 shares of common stock per $1,000 principal amount, representing an initial conversion price of approximately $35.68 per share for a total of approximately 38.7 million underlying shares. The conversion rate is subject to adjustment upon the occurrence of

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Long-term Debt (Continued)

certain events, as defined in the indenture governing the Notes, but will not be adjusted for any accrued and unpaid interest except in limited circumstances. Upon conversion, the Company's conversion obligation may be satisfied, at the Company's option, in cash, shares of common stock or a combination of cash and shares of common stock.

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

        The carrying amounts of the liability components of the Notes were as follows:

	September 30, 2013			December 31, 2012
	Principal Amount	Unamortized discount(1)	Carrying Amount	Principal Amount	Unamortized discount	Carrying Amount
	($ in thousands)
Carrying amount of liability component
2.625% convertible senior notes	$1,380,000	$(355,555)	$1,024,445	$1,380,000	$(388,809)	$991,191

(1)
Unamortized discount will be amortized over the remaining life of the Notes which is 6.25 years.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Long-term Debt (Continued)

        The carrying amounts of the equity components of the Notes were as follows:

	September 30, 2013	December 31, 2012
	($ in thousands)
Debt discount relating to value of conversion option	$390,540	$390,540
Debt issue costs	(9,124)	(9,124)

Total	$381,416	$381,416

        Fair Value    The fair value of the Notes excluding the conversion feature was $1,028.8 million and $989.5 million as of September 30, 2013 and December 31, 2012, respectively, and was calculated based on the fair value of similar non-convertible debt instruments (level 2) since an observable quoted price of the Notes or a similar asset or liability is not readily available.

        Interest expense was as follows:

					For the Period November 10, 2005 (Inception) through September 30, 2013
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands)
Interest expense associated with accrued interest(1)	$3,956	$—	$16,276	$—	$17,570
Interest expense associated with accretion of debt discount	11,307	—	33,254	—	35,165
Interest expense associated with amortization of debt issue costs	539	—	1,497	—	1,572

Total	$15,802	$—	$51,027	$—	$54,307

(1)
The $4.0 million and $16.3 million for the three and nine months ended September 30, 2013, respectively, represent interest expense net of capitalized amount of $5.1 million and $10.9 million, respectively.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Contractual Obligations

        The short-term and long-term contractual obligations consist of the following:

	September 30, 2013	December 31, 2012
	($ in thousands)
Short-term Contractual Obligations:
Social obligation payments for Block 9, offshore Angola	$150	$150
Social obligation payments for Block 21, offshore Angola	300	300
Social obligation and bonus payments for Block 20, offshore Angola(1)	48,569	48,569

	$49,019	$49,019

Long-term Contractual Obligations:
Social obligation payments for Block 9, offshore Angola	$668	$848
Social obligation payments for Block 21, offshore Angola	1,382	1,684
Social obligation and bonus payments for Block 20, offshore Angola(1)	122,851	165,706

	$124,901	$168,238

(1)
The total amount of social obligation payments for Block 20 has been capitalized. See Note 7—Property, Plant, and Equipment.

10. Seismic and Exploration Expenses

        Seismic and exploration expenses consisted of the following:

					For the Period November 10, 2005 (Inception) through September 30, 2013
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in Thousands)
Seismic costs	$13,461	$4,592	$34,548	$29,933	$376,596
Seismic cost recovery(1)	—	—	—	—	(25,126)
Leasehold delay rentals	944	1,184	4,050	4,062	36,953
Force Majeure expense(2)	—	—	—	—	13,549
Drilling rig and other exploration expenses	150	551	2,832	1,687	29,631

	$14,555	$6,327	$41,430	$35,682	$431,603

(1)
This amount represents reimbursement from partners of past seismic costs incurred by the Company.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. Seismic and Exploration Expenses (Continued)

(2)
This amount represents expenditures resulting from suspension of drilling activities in the U.S. Gulf of Mexico as a result of the explosion and sinking of the Deepwater Horizon drilling rig in the U.S. Gulf of Mexico, the resulting oil spill and the regulatory response thereto and other exploratory expenses.

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

        During the nine months ended September 30, 2013, the Company granted a total of 605,940 shares of restricted stock and 959,023 stock options to employees. During the nine months ended September 30, 2013, the Company also granted 11,056 shares of common stock as retainer awards to non-employee directors who elected to be compensated by stock in lieu of cash payments. In addition, the Company granted a total of 34,833 restricted stock units to non-employee directors during the nine months ended September 30, 2013.

        The Company recorded equity based compensation expense, net of forfeitures, of $6.5 million and $4.7 million for the three months ended September 30, 2013 and 2012, respectively, $18.8 million and $16.7 million for the nine months ended September 30, 2013 and 2012, respectively, and $79.5 million for the period November 10, 2005 (inception) through September 30, 2013.

12. Segment Information

        The Company currently has two geographic operating segments for its exploratory operations. The operating segments are focused in the deepwater U.S. Gulf of Mexico and offshore West Africa. The

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Segment Information (Continued)

following tables provide the geographic operating segment information for the three and nine months ended September 30, 2013 and 2012:

	United States	West Africa	Total
	($ in thousands)
Three months ended September 30, 2013
Operating costs and expense	$122,995	$22,668	$145,663

Operating income (loss)	(122,995)	(22,668)	(145,663)

Other income (expense)			(14,337)
Net income (loss)			$(160,000)

Additions to Property and Equipment, net(1)	$1,329	$148,262	$149,591

Three months ended September 30, 2012
Operating costs and expense	$(32,593)	$(7,960)	$(40,553)

Operating income (loss)	(32,593)	(7,960)	(40,553)

Other income (expense)			1,339
Net income (loss)			$(39,214)

Additions to Property and Equipment, net(1)	$42,851	$51,946	$94,797

	United States	West Africa	Total
	($ in thousands)
Nine months ended September 30, 2013
Operating costs and expense	$167,817	$155,664	$323,481

Operating income (loss)	(167,817)	(155,664)	(323,481)

Other income (expense)			(43,424)
Net income (loss)			$(366,905)

Additions to Property and Equipment, net(1)	$93,657	$230,212	$323,869

Nine months ended September 30, 2012
Operating costs and expense	$(189,171)	$(31,252)	$(220,423)

Operating income (loss)	(189,171)	(31,252)	(220,423)

Other income (expense)			3,955
Net income (loss)			$(216,468)

Additions to Property and Equipment, net(1)	$(7,438)	$170,235	$162,797

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

Overview

        We are an independent, oil-focused exploration and production company with an extensive below salt prospect inventory in the deepwater U.S. Gulf of Mexico and offshore Angola and Gabon in West Africa. All of our prospects are oil-focused. To date, our drilling efforts have resulted in discoveries in the U.S. Gulf of Mexico at North Platte, Heidelberg and Shenandoah, offshore Angola at Cameia, Lontra and Mavinga and offshore Gabon at Diaman. Our plan is to continue to mature and drill what we believe are our most promising exploration prospects in the deepwater U.S. Gulf of Mexico and the deepwater offshore Angola and Gabon as we further appraise, evaluate and progress our existing discoveries toward potential project sanction and development. We operate our business in two geographic segments: the U.S. Gulf of Mexico and West Africa.

Operational Highlights

        We announced the results of drilling operations on four exploratory wells, including three discoveries at Lontra, Mavinga and Diaman, as set forth below:

  •
  Lontra.  On October 29, 2013, we announced that the Lontra #1 exploratory well had reached total depth and the drilling and evaluation results confirm an oil and gas discovery. Further evaluation, including a drill stem test, is required to assess Lontra's potential. We expect to be able to provide more information on the Lontra #1 exploratory well prior to year end. Upon completion of testing operations, we plan to mobilize the Petroserv SSV Catarina drilling rig to the Orca #1 pre-salt exploratory well (formerly the Baleia prospect), located approximately 25 kilometers (15.5 miles) northeast of Lontra in Block 20. We are the operator of Lontra and have a 40% working interest.

  •
  Mavinga.  On October 29, 2013, we announced that the Mavinga #1 exploratory well had reached total depth and encountered approximately 30 meters (100 feet) of net oil pay. This discovery was confirmed by the successful production of oil from mini drill stem tests, direct pressure and permeability measurements and log and core analysis. Efforts to establish a sustained flow rate from a full drill stem test were not successful. We are in the early stages of determining what operational issues may have prevented the production from the oil reservoir during the drill stem test. We estimate a gross oil column of up to 650 feet (200 meters) at the crest of the Mavinga structure updip of the Mavinga #1 exploratory well. Additional drilling will be required to confirm the ultimate gross thickness of the mound and its reservoir quality; however the Mavinga discovery is expected to be tied-back to and become part of the planned Cameia development complex in Block 21. We are the operator of Mavinga and have a 40% working interest.

  •
  Diaman.  On August 19, 2013, we announced that the Diaman #1B exploratory well was drilled to a total depth of 5,585 meters (18,323 feet), and encountered approximately 50-55 meters (160-180 feet) of net hydrocarbons in the objective pre-salt formations on the Diaba block offshore Gabon. The Diaman #1B exploratory well successfully confirmed the existence of a working petroleum system, a salt seal, and high-quality sandstone reservoirs. We and our partners are conducting a full analysis of the Diaman #1B exploratory well results in order to determine our future exploratory and appraisal drilling activity on the Diaba block. We have a 21.25% working interest in the Diaman discovery.

  •
  Ardennes.  On August 19, 2013, we announced that the Ardennes #1 exploratory well had reached its objective total depth of 36,552 feet (11,141 meters) after having drilled through the targeted Miocene and Inboard Lower Tertiary formations. The well did not encounter commercial hydrocarbons and it was subsequently plugged and abandoned. We are the operator of Ardennes and have a 42% working interest.

        We continued drilling operations on two exploratory wells as set forth below:

  •
  Bicuar.  On October 20, 2013, we spud the Bicuar #1A exploratory well, which will target pre-salt horizons on Block 21 offshore Angola. We expect results from the Bicuar #1A exploratory well in the first half of 2014. We are the operator of Bicuar and have a 40% working interest.

  •
  Aegean.  On September 12, 2013, we spud the Aegean #1 exploratory well, which will target Inboard Lower Tertiary horizons in the deepwater U.S. Gulf of Mexico. We expect results from the Aegean #1 exploratory well in the first half of 2014. We are the operator of Aegean and have a 60% working interest.

        We also continued development efforts with respect to our Heidelberg, Cameia, North Platte and Shenandoah discoveries as set forth below:

  •
  The Heidelberg development project was formally sanctioned in May 2013 and work continues on schedule on hull fabrication and procurement of the long-lead equipment for the topsides, subsea and export system. Anadarko, as operator, has publicly indicated that it expects first production from the Heidelberg field in 2016. We have a 9.375% working interest in the Heidelberg development.

  •
  With respect to our Cameia discovery on Block 21 offshore Angola, we have continued to define our subsurface imaging by integrating the data from our newly acquired 3D seismic survey. We are also conducting static and dynamic reservoir modeling and performance simulations. This information will enable us to prepare estimates for the cost of and timeline associated with the procurement, fabrication and commissioning of equipment and materials, including an FPSO, as well as the drilling and completion of development wells. These estimates, combined with our subsurface description, will be used to generate an integrated field development plan for the Cameia field. The integrated field development plan must be approved by our partners, Sonangol and the Angola Ministry of Petroleum before the Cameia development may be formally sanctioned. We expect formal sanction of the Cameia development plan in 2014 and first production from Cameia in 2017, assuming continued alignment with our partners and Sonangol, among other things. We are the operator of and have a 40% working interest in the Cameia discovery.

  •
  With respect to our appraisal and pre-development efforts on our North Platte discovery, a 5,200 square mile 3D seismic survey over the greater North Platte area has been completed, of which we have licensed data covering approximately 1,350 square miles. Our initial processing of this 3D seismic data is underway. This 3D seismic survey is designed to further improve the sub-salt imaging of our North Platte discovery as well as several other Inboard Lower Tertiary prospects in which we have working interests. We will use this newly acquired and re-processed 3D seismic data to optimize potential appraisal and development well locations on North Platte. We are also currently conducting a number of studies to support our appraisal and pre-development efforts on North Platte, including reservoir fluids analyses and geo-mechanical and subsea studies. We have begun reservoir characterization and geo-cellular modeling studies in order to better understand reservoir flow, productivity and recovery characteristics of the North Platte field. These studies will help us define and evaluate our development options for North Platte. We are the operator of and have a 60% working interest in the North Platte discovery.

  •
  With respect to our Shenandoah discovery, we anticipate that Anadarko, as operator, will spud an additional appraisal well in mid-2014. We have a 20% working interest in the Shenandoah discovery.

        Other operational highlights during the third quarter include the following:

  •
  On September 19, 2013, we received a letter from Sociedade National de Combustíveis de Angola—Empresa Pública ("Sonangol") notifying us that Nazaki Oil and Gáz, S.A. had transferred a 15% working interest in each of Blocks 9 and 21 offshore Angola (out of its 30% working interest in each block) to Sonangol Pesquisa e Produção, S.A. ("Sonangol P&P"). The letter stated that these transfers were effective as of March 14, 2013 for Block 9 and February 18, 2013 for Block 21, corresponding to the dates of the executive decrees from the Angola Ministry of Petroleum authorizing such transfers. As a result of these transfers, Sonangol P&P now has a working interest of 35% and paying interest of 18.75% (which is applicable only during the exploration phase on Blocks 9 and 21) in each of Blocks 9 and 21. Our working interest of 40% and paying interest of 62.5% (which is applicable only during the exploration phase on Blocks 9 and 21) in each of Blocks 9 and 21 remains unchanged as a result of these transfers. We are the operator of Blocks 9 and 21.

  •
  On August 5, 2013, we executed a drilling contract with Rowan Reliance Limited, an affiliate of Rowan Companies plc, for the Rowan Reliance, a new-build, ultra-deepwater dynamically positioned drillship that will support our U.S. Gulf of Mexico drilling campaign. The Rowan Reliance drillship will be capable of operating in water depths of up to 12,000 feet and drilling to measured depths of up to 40,000 feet. The drilling contract provides for a firm three-year commitment, expected to begin in early 2015, at a day rate of approximately $602,000 (inclusive of mobilization fees) and two one-year extension options at day rates to be mutually agreed. Such rates are subject to standard reimbursement and escalation contractual provisions.

Third Quarter 2013 Financial Highlights

  •
  We recorded a net loss of approximately $160.0 million, a 308% increase from the third quarter of 2012. Total operating expenses were approximately $145.7 million, a 259% increase from the third quarter of 2012. The increase in operating expenses for the three months ended September 30, 2013 was attributed primarily to higher impairment charge and dry hole expense of $108.3 million during the three months ended September 30, 2013, which relates primarily to impairment charges and dry hole expense on our Ardennes prospect, as compared to $15.0 million of impairment charge and dry hole expense during the three months ended September 30, 2012.

  •
  Capital and operating expenditures, including Block 20 contractual obligations, were approximately $288.6 million for the three months ended September 30, 2013.

  •
  Including our existing cash and investments on hand and restricted cash as of September 30, 2013, we have approximately $2.0 billion of liquidity.

Results of Operations

        We operate our business in two geographic segments: the United States and West Africa. The discussion of the results of operations and the period-to-period comparisons presented below for each operating segment and our consolidated operations analyzes our historical results. The following discussion may not be indicative of future results.

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

	Three Months Ended September 30,
	2013	2012	Increase (Decrease)%
	($ in thousands)
United States Segment:
Oil and gas revenue	$—	$—	$—	—%
Operating costs and expenses:
Seismic and exploration	13,459	5,072	8,387	165%
Dry hole expense and impairment	95,417	15,041	80,376	534%
General and administrative	13,818	12,270	1,548	13%
Depreciation and amortization	301	210	91	43%

Total operating costs and expenses	122,995	32,593	90,402	277%

Operating income (loss)	(122,995)	(32,593)	90,402	277%
West Africa Segment:
Oil and gas revenue	$—	$—	$—	—%
Operating costs and expenses:
Seismic and exploration	1,096	1,255	(159)	(13)%
Dry hole expense and impairment	12,904	—	12,904	—
General and administrative	8,529	6,646	1,883	28%
Depreciation and amortization	139	59	80	136%

Total operating costs and expenses	22,668	7,960	14,708	185%

Operating income (loss)	(22,668)	(7,960)	14,708	185%
Consolidated Operations:
Oil and gas revenue	$—	$—	$—	—%
Operating costs and expenses:
Seismic and exploration	14,555	6,327	8,228	130%
Dry hole expense and impairment	108,321	15,041	93,280	620%
General and administrative	22,347	18,916	3,431	18%
Depreciation and amortization	440	269	171	64%

Total operating costs and expenses	145,663	40,553	105,110	259%

Operating income (loss)	(145,663)	(40,553)	105,110	259%
Other income (expense):
Interest income	1,465	1,339	126	9%
Interest expense	(15,802)	—	15,802	—

Total other income (expense)	(14,337)	1,339	15,676	1171%

Net income (loss) before income tax	(160,000)	(39,214)	120,786	308%
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(160,000)	$(39,214)	$120,786	308%

United States Segment:

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the three months ended September 30, 2013 and 2012, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the three months ended September 30, 2013 and 2012:

        Seismic and exploration.    Seismic and exploration costs increased by $8.4 million during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The increase was primarily due to seismic data acquisition costs incurred over certain of our prospects in the U.S. Gulf of Mexico during the three months ended September 30, 2013.

        Dry hole expense and impairment.    Dry hole expense and impairment increased by $80.4 million during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The increase is due primarily to the dry hole expense and impairment charge on the Ardennes #1 exploratory well and unproved leasehold on the Ardennes prospect during the three months ended September 30, 2013, as reflected in the following table:

	Three Months Ended September 30,
	2013	2012	Increase (Decrease)
	($ in thousands)
Impairment of Unproved Leasehold:
Ardennes prospect	$29,122	$—	$29,122
Amortization of leasehold with carrying value under $1 million	2,179	2,325	(146)
Dry Hole Expense:
Shenandoah #2 Appraisal well	—	12,716	(12,716)
Ardennes #1 exploratory well	64,116	—	64,116

	$95,417	$15,041	$80,376

        General and administrative.    General and administrative costs increased by $1.5 million during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The increase in general and administrative costs during this period was attributed to an increase of $3.9 million in staff related expenses which includes equity compensation, a $4.7 million increase in contractor and consulting fees, and an increase of $1.1 million in office support costs, offset by an increase of $8.2 million in recoveries from partners due to increased operating activities.

        Depreciation and amortization.    Depreciation and amortization did not materially change from the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.

West Africa Segment:

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the three months ended September 30, 2013 and 2012, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the three months ended September 30, 2013 and 2012:

        Seismic and exploration.    Seismic and exploration costs did not materially change during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.

        Dry hole expense and impairment.    The increase of $12.9 million in dry hole expense during the three months ended September 30, 2013 is primarily related to drilling costs associated with the lowest interval beneath the pay zone that was drilled by the Mavinga #1 exploratory well and determined to have no further utility as reflected in the table below. Of the $116.0 million of total drilling costs associated with the Mavinga #1 exploratory well, $103.5 million has been capitalized as of September 30, 2013 and will remain suspended pending further evaluation of the well.

	Three Months Ended September 30,
	2013	2012	Increase (Decrease)
	($ in thousands)
Dry Hole Expense:
Cameia #2 drill stem test	$384	—	$384
Mavinga #1 exploratory well	12,520	—	12,520

	$12,904	$—	$12,904

        General and administrative.    General and administrative costs increased by $1.9 million for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The increase is attributed primarily to increase of $0.6 million in office support costs, a $0.5 million increase in staff related costs, contractors, consulting fees and insurance and a $0.8 million increase in technical support costs, all attributed to ongoing drilling activities offshore Angola and Gabon during the three months ended September 30, 2013.

        Depreciation and amortization.    Depreciation and amortization did not materially change from the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.

Consolidated:

        Other income (expense).    Other expense, net of income, increased by $15.7 million during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The increase was due primarily to $15.8 million in interest expense associated with our 2.625% convertible senior notes due 2019 that were issued in December 2012, offset by an increase of $0.1 million in interest income during the three months ended September 30, 2013.

        Income tax expense/benefit.    No income tax benefit has been reflected since a full valuation allowance has been established against the deferred tax asset that would have been generated as a result of the operating results.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

	Nine Months Ended September 30,
	2013	2012	Increase (Decrease)%
	($ in thousands)
United States Segment:
Oil and gas revenue	$—	$—	$—	—%
Operating costs and expenses:
Seismic and exploration	23,622	21,805	1,817	8%
Dry hole expense and impairment	100,246	131,720	(31,474)	(24)%
General and administrative	43,014	34,999	8,015	23%
Depreciation and amortization	935	647	288	45%

Total operating costs and expenses	167,817	189,171	(21,354)	(11)%

Operating income (loss)	(167,817)	(189,171)	(21,354)	(11)%
West Africa Segment:
Oil and gas revenue	$—	$—	$—	—%
Operating costs and expenses:
Seismic and exploration	17,808	13,877	3,931	28%
Dry hole expense and impairment	111,953	—	111,953	—
General and administrative	25,493	17,240	8,253	48%
Depreciation and amortization	410	135	275	203%

Total operating costs and expenses	155,664	31,252	124,412	398%

Operating income (loss)	(155,664)	(31,252)	124,412	398%
Consolidated Operations:
Oil and gas revenue	$—	$—	$—	—%
Operating costs and expenses:
Seismic and exploration	41,430	35,682	5,748	16%
Dry hole expense and impairment	212,199	131,720	80,479	61%
General and administrative	68,507	52,239	16,268	31%
Depreciation and amortization	1,345	782	563	72%

Total operating costs and expenses	323,481	220,423	103,058	47%

Operating income (loss)	(323,481)	(220,423)	103,058	47%
Other income (expense):
Gain on sale of assets	2,993	—	2,993	—
Interest income	4,610	3,955	655	17%
Interest expense	(51,027)	—	51,027	—

Total other income (expense)	(43,424)	3,955	47,379	1198%

Net income (loss) before income tax	(366,905)	(216,468)	150,437	69%
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(366,905)	$(216,468)	$150,437	69%

United States Segment:

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the nine months ended September 30, 2013 and 2012, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the nine months ended September 30, 2013 and 2012:

        Seismic and exploration.    Seismic and exploration costs increased by $1.8 million during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The increase is due to a $2.5 million increase in seismic data costs, offset by a decrease of $0.7 million in other exploration expenses during the nine months ended September 30, 2013. During the nine months ended September 30, 2013, we incurred $19.5 million in seismic data acquisition and related costs as compared to $17.0 million incurred during the nine months ended September 30, 2012.

        Dry hole expense and impairment.    Dry hole expense and impairment decreased by $31.5 million during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The decrease is due primarily to more exploratory well costs and unproved leasehold prospects in the U.S. Gulf of Mexico being charged to dry hole and impairment expense during the nine months ended September 30, 2012, as reflected in the following table:

	Nine Months Ended September 30,
	2013	2012	Increase (Decrease)
	($ in thousands)
Impairment of Unproved Leasehold:
Ligurian prospect	$—	$41,861	$(41,861)
Ardennes prospect	29,122	—	29,122
Other leasehold	—	8,298	(8,298)
Amortization of leasehold with carrying value under $1 million	7,008	7,642	(634)
Dry Hole Expense:
Ligurian #1 exploratory well	—	8,100	(8,100)
Ligurian #2 exploratory well	—	48,994	(48,994)
Heidelberg #3 appraisal well side Track	—	4,109	(4,109)
Shenandoah #2 appraisal well	—	12,716	(12,716)
Ardennes #1 exploratory well	64,116	—	64,116

	$100,246	$131,720	$(31,474)

        General and administrative.    General and administrative costs increased by $8.0 million during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The increase in general and administrative costs is attributed to an increase of $7.6 million in staff related costs including equity compensation, a $10.2 million increase in contractor and consulting fees, a $2.2 million increase in legal fees, and a $4.6 million increase in office support costs, offset by an increase of $16.6 million in recoveries from partners and technical services charge-out due to the increase in operating activities.

        Depreciation and amortization.    Depreciation and amortization did not materially change from the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.

West Africa Segment:

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the nine months ended September 30, 2013 and 2012, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the nine months ended September 30, 2013 and 2012:

        Seismic and exploration.    Seismic and exploration costs increased by $3.9 million during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The increase was due primarily to a $2.1 million increase in seismic data costs for Block 21 offshore Angola and a $1.8 million increase for standby costs of certain contractors and shorebase equipment and personnel offshore Angola charged to other exploration expenses.

        Dry hole expense and impairment.    Dry hole expense and impairment increased by $112.0 million during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The increase is due to dry hole expense during the nine months ended September 30, 2013 as reflected in the following table:

	Nine Months Ended September 30,
	2013	2012	Increase (Decrease)
	($ in thousands)
Dry Hole Expense:
Cameia #2 drill stem test	$82,367	$—	$82,367
Diaman #1 exploratory well	17,066	—	17,066
Mavinga #1 exploratory well	12,520	—	12,520

	$111,953	$—	$111,953

        General and administrative.    General and administrative costs increased by $8.3 million for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The increase is attributed to a $1.8 million increase in staff related costs, a $1.9 million increase in contractor and consulting fees and a $4.6 million increase in other office support costs in Luanda, Angola due to increased operating activities.

        Depreciation and amortization.    Depreciation and amortization did not materially change from the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.

Consolidated:

        Other income (expense).    Other expense, net of income, increased by $47.4 million during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The increase was due primarily to $51.0 million in interest expense associated with our 2.625% convertible senior notes due 2019 that were issued in December 2012, offset by an increase of $0.6 million in interest income and a $3.0 million gain on sale of assets during the nine months ended September 30, 2013.

        Income tax expense/benefit.    No income tax benefit has been reflected since a full valuation allowance has been established against the deferred tax asset that would have been generated as a result of the operating results.

Liquidity and Capital Resources

        We are a development stage enterprise and will continue to be so until commencement of substantial production from our oil properties or we have proved reserves. With respect to our non-operated U.S. Gulf of Mexico discoveries, the Heidelberg development has been formally sanctioned, and Anadarko, as operator, has publicly indicated that it expects first production from the Heidelberg field in 2016. With respect to our Cameia pre-salt discovery, we are currently conducting pre-development activities and planning for a phased development approach. We currently estimate first production and cash flow from Cameia in 2017, assuming continued alignment with our partners and Sonangol, among other things. Our confidence in conducting pre-development activities and progressing our Cameia discovery toward development is based on the fact that the drilling results from our Cameia #1 exploratory well far exceeded our pre-drill estimates on feet of pay, reservoir rock properties, flow characteristics and fluid properties. Furthermore, our Cameia #2 appraisal well demonstrated lateral continuity within the reservoir originally encountered by our Cameia #1 exploratory well and provided additional assurance of sufficient areal extent to support our plans to proceed with the evaluation of development options.

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

        Our future financial condition and liquidity will be impacted by, among other factors, (i) the success of our exploration and appraisal drilling program, (ii) the number of commercially viable hydrocarbon discoveries made and the quantities of hydrocarbons discovered, (iii) the speed with which we can bring such discoveries to production, which for our Cameia discovery will depend upon continued alignment with our partners and Sonangol, among other things, (iv) whether and to what extent we invest in additional oil leases and concessional licenses, and (v) the actual cost of exploration, appraisal and development of our prospects.

        As of September 30, 2013, we had approximately $2.0 billion in liquidity, which includes cash and cash equivalents, short-term restricted cash, short-term investments, long-term restricted cash and long-term investments. This amount does not include the Total carry or any additional success payments Total is obligated to pay us pursuant to the terms of our U.S. Gulf of Mexico alliance. We expect to expend approximately $850 to $950 million for our ongoing operations and general corporate purposes in 2013. Our total expenditures, excluding changes in working capital but including the payment of accrued contractual obligations for Block 20, offshore Angola, were approximately $288.6 million and $671.2 million for the three and nine months ended September 30, 2013, respectively. We expect that our existing cash on hand will be sufficient to fund our planned exploration and appraisal drilling program and development activities at least through the end of 2014. However, we may require additional funds earlier than we currently expect in order to execute our strategy as planned. We may seek additional funding through asset sales, farm-out arrangements and future equity and debt financings. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our existing stockholders. For example, if we raise additional funds by issuing additional equity securities, further dilution to our existing stockholders will result. If we are unable to obtain funding on a timely basis or on acceptable terms, we may be required to significantly curtail one or more of our exploration and appraisal drilling programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our prospects which we would otherwise develop on our own, or with a majority working interest.

Cash Flows

	Nine Months Ended September 30,
	2013	2012
	($ in thousands)
Net cash provided by (used in):
Operating Activities	$(239,983)	$(141,393)
Investing Activities	(964,328)	(513,797)
Financing Activities	(992)	489,414

        Operating activities.    Net cash used in operating activities for the nine months ended September 30, 2013 was $240.0 million, compared with net cash used in operating activities of $141.4 million for nine months ended September 30, 2012. The increase was attributed primarily to increased drilling activities in the U.S. Gulf of Mexico and offshore Angola and Gabon during the nine months ended September 30, 2013.

        Investing activities.    Net cash used in investing activities for the nine months ended September 30, 2013 was $964.3 million, compared with net cash used in investing activities of $513.8 million for the nine months ended September 30, 2012. The increase in net cash used in investing activities for the nine months ended September 30, 2013 was primarily attributed to the investment of the net proceeds of $1.35 billion from the issuance of 2.625% convertible senior notes due 2019 that were issued in December 2012.

        Financing activities.    Net cash used in financing activities for the nine months ended September 30, 2013 was $1.0 million, compared with $489.4 million provided by financing activities for the nine months ended September 30, 2012. The $1.0 million used in financing activities for the nine months ended September 30, 2013 relates to payments of debt issue costs associated with the 2.625% convertible senior notes due 2019. The $489.4 million provided by financing activities for the nine months ended September 30, 2012 represents the net proceeds from our public offering of our common stock that closed on February 29, 2012.

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

        There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit Number		Description of Document
10.1	*+	Offshore Drilling Contract between Cobalt International Energy, L.P. and Rowan Reliance Limited dated August 5, 2013

31.1	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Schema Document

101.CAL	**	XBRL Calculation Linkbase Document

101.DEF	**	XBRL Definition Linkbase Document

101.LAB	**	XBRL Labels Linkbase Document

101.PRE	**	XBRL Presentation Linkbase Document

*
Filed herewith.

**
Furnished herewith.

+
Confidential treatment requested as to certain portions, which portions have been provided separately to the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Cobalt International Energy, Inc.
By:	/s/ JOSEPH H. BRYANT
	Name:	Joseph H. Bryant
	Title:	Chairman of the Board of Directors and Chief Executive Officer
By:	/s/ JOHN P. WILKIRSON
	Name:	John P. Wilkirson
	Title:	Executive Vice President and Chief Financial Officer

Dated: October 29, 2013

EXHIBIT INDEX

Exhibit Number		Description of Document
10.1	*+	Offshore Drilling Contract between Cobalt International Energy, L.P. and Rowan Reliance Limited dated August 5, 2013

31.1	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Schema Document

101.CAL	**	XBRL Calculation Linkbase Document

101.DEF	**	XBRL Definition Linkbase Document

101.LAB	**	XBRL Labels Linkbase Document

101.PRE	**	XBRL Presentation Linkbase Document

*
Filed herewith.

**
Furnished herewith.

+
Confidential treatment requested as to certain portions, which portions have been provided separately to the Securities and Exchange Commission.