Form 10-Q
period 2014-03-31
Cobalt International Energy, Inc.
filed 2014-05-01
CIK 1471261

Use these links to rapidly review the document

PART I—FINANCIAL INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
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

        Number of shares of the registrant's common stock outstanding at March 31, 2014: 412,478,706 shares.

Cautionary Note Regarding Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains estimates and forward-looking statements, principally in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our estimates and forward-looking statements are mainly based on our current expectations and estimates of future events and trends, which affect or may affect our businesses and operations. Although we believe that these estimates and forward-looking statements are based upon reasonable assumptions, they are subject to several risks and uncertainties and are made in light of information currently available to us. Many important factors, in addition to the factors described in our 2013 Annual Report on Form 10-K filed on February 27, 2014, may adversely affect our results as indicated in forward-looking statements. You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect.

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

  •
  our ability to meet our obligations under the agreements governing our indebtedness; and

  •
  other risk factors discussed in the "Risk Factors" section of our 2013 Annual Report on Form 10-K filed on February 27, 2014.

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

COBALT INTERNATIONAL ENERGY, INC.

Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013	5
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013, and for the period November 10, 2005 (Inception) through March 31, 2014	6
Condensed Consolidated Statements of Changes in Partners' Capital and Stockholders' Equity for the Three Months Ended March 31, 2014 and for the period November 10, 2005 (Inception) through March 31, 2014	7
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013, and for the period November 10, 2005 (Inception) through March 31, 2014	8
Notes to Condensed Consolidated Financial Statements	9

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Condensed Consolidated Balance Sheets

	March 31, 2014 (Unaudited)	December 31, 2013
	($ in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$151,804	$192,460
Joint interest and other receivables	77,766	124,639
Prepaid expenses and other current assets	28,509	55,857
Inventory	79,255	74,768
Short-term restricted funds	158,495	200,339
Short-term investments	1,099,489	1,319,380

Total current assets	1,595,318	1,967,443
Property, plant, and equipment:
Oil and gas properties, successful efforts method of accounting, net of accumulated depletion of $-0-	1,609,463	1,464,383
Other property and equipment, net of accumulated depreciation and amortization of $5,501 and $4,394, as of March 31, 2014 and December 31, 2013, respectively	11,076	11,892

Total property, plant, and equipment, net	1,620,539	1,476,275

Long-term restricted funds	103,237	104,496
Long-term investments	100,008	14,661
Deferred income taxes	12,738	17,061
Other assets	52,381	53,737

Total assets	$3,484,221	$3,633,673

Liabilities and Stockholders' Equity
Current liabilities:
Trade and other accounts payable	$15,337	$131,428
Accrued liabilities	194,834	143,459
Short-term contractual obligations	49,687	49,019
Deferred income taxes	12,738	17,061

Total current liabilities	272,596	340,967

Long-term debt	1,047,747	1,035,980
Long-term contractual obligations	81,377	124,901
Other long-term liabilities	2,610	2,679

Total long-term liabilities	1,131,734	1,163,560

Stockholders' Equity:
Common stock, $0.01 par value per share; 2,000,000,000 shares authorized, 407,059,370 and 406,949,839 issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	4,071	4,069
Additional paid-in capital	3,649,594	3,641,936
Accumulated deficit during the development stage	(1,573,774)	(1,516,859)

Total stockholders' equity	2,079,891	2,129,146

Total liabilities and stockholders' equity	$3,484,221	$3,633,673

See accompanying notes.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		For the Period November 10, 2005 (Inception) Through March 31, 2014
	2014	2013
	($ in thousands except per share data)
Oil and gas revenue	$—	$—	$—
Operating costs and expenses:
Seismic and exploration	8,976	22,318	473,361
Dry hole expense and impairment	13,041	68,168	602,824
General and administrative	24,169	21,507	435,658
Depreciation and amortization	1,107	459	7,733

Total operating costs and expenses	47,293	112,452	1,519,576

Operating income (loss)	(47,293)	(112,452)	(1,519,576)
Other income (expense):
Gain on sale of assets	—	1,497	2,993
Interest income	945	1,525	22,032
Interest expense, net	(10,567)	(18,657)	(79,223)

Total other income (expense)	(9,622)	(15,635)	(54,198)

Net income (loss) before income tax	(56,915)	(128,087)	(1,573,774)
Income tax expense	—	—	—

Net income (loss)	$(56,915)	$(128,087)	$(1,573,774)

Basic and diluted income (loss) per common share	$(0.14)	$(0.31)

Weighted average common shares outstanding	407,001,208	406,651,869

See accompanying notes.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)
Condensed Consolidated Statements of Changes in Partners' Capital and Stockholders' Equity

	General Partner	Class A Limited Partners	Class B Limited Partners	Class C Limited Partners	Common Stock	Additional Paid-in Capital	Accumulated Deficit During Development Stage	Total
	($ in thousands)
Balance, November 10, 2005 (Inception)	$—	$—	$—	$—	$—	$—	$—	$—
Class A limited partners' contributions	—	1,256,738	—	—	—	—	—	1,256,738
Class B & C limited partners' equity compensation	—	—	6,984	734	—	—	—	7,718
Common stock issued upon corporate reorganization	—	(1,256,738)	(6,984)	(734)	2,743	1,261,713	—	—
Common stock issued at initial public offering, net of offering costs	—	—	—	—	630	806,629	—	807,259
Common stock issued at private placement	—	—	—	—	32	42,156	—	42,188
Common stock issued at the closing of the over-allotment portion of initial public offering, net of offering costs	—	—	—	—	80	101,176	—	101,256
Common stock issued at public offering, net of costs	—	—	—	—	538	966,974	—	967,512
Common stock issued for restricted stock and stock options	—	—	—	—	47	(47)	—	—
Equity based compensation	—	—	—	—	—	81,743	—	81,743
Common stock withheld for taxes on equity based compensation	—	—	—	—	(1)	(360)	—	(361)
Exercise of stock options	—	—	—	—	—	536	—	536
Conversion option relating to 2.625% convertible senior notes, net of allocated costs	—	—	—	—	—	381,416	—	381,416
Net income (loss)	—	—	—	—	—	—	(1,516,859)	(1,516,859)

Balance, December 31, 2013	—	—	—	—	4,069	3,641,936	(1,516,859)	2,129,146
Common stock issued for restricted stock and stock options	—	—	—	—	2	(2)	—	—
Equity based compensation	—	—	—	—	—	8,257	—	8,257
Exercise of stock options	—	—	—	—	—	33	—	33
Common stock withheld for taxes on equity based compensation	—	—	—	—	—	(630)	—	(630)
Net income (loss)	—	—	—	—	—	—	(56,915)	(56,915)

Balance, March 31, 2014 (Unaudited)	$—	$—	$—	$—	$4,071	$3,649,594	$(1,573,774)	$2,079,891

See accompanying notes.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,		For the Period November 10, 2005 (Inception) Through March 31, 2014
	2014	2013
	($ in thousands)
Cash flows provided from operating activities
Net income (loss)	$(56,915)	$(128,087)	$(1,573,774)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,107	459	7,733
Dry hole expense and impairment of unproved properties	13,041	68,168	602,824
Gain on sale of assets	—	(1,497)	(2,993)
Equity based compensation	8,257	6,283	97,718
Amortization of premium (accretion of discount) on investments	4,230	4,822	61,840
Amortization of debt discount	12,352	11,305	60,947
Other	—	—	580
Changes in operating assets and liabilities:
Joint interest and other receivables	46,223	(7,373)	(81,939)
Inventory	(4,487)	2,518	(79,825)
Prepaid expense and other current assets	27,348	(6,199)	(28,508)
Deferred charges	5,094	(2,938)	(44,722)
Trade and other accounts payable	(116,091)	(61,252)	15,337
Accrued liabilities and other	(25,832)	9,207	38,301

Net cash provided by (used in) operating activities	(85,673)	(104,584)	(926,481)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(42,855)	(50,855)	(970,242)
Capital expenditures for other property and equipment	(291)	(111)	(18,840)
Exploratory wells drilling in process	(85,307)	(53,667)	(1,277,475)
Proceeds from sale of oil and gas properties	—	—	342,007
Change in restricted funds	43,659	90,322	(88,807)
Proceeds from maturity of investment securities	519,205	346,709	4,485,236
Purchase of investment securities	(388,797)	(1,326,757)	(5,915,325)

Net cash provided by (used in) investing activities	45,614	(994,359)	(3,443,446)

Cash flows from financing activities
Capital contributions prior to IPO—Class A limited partners	—	—	1,256,180
Proceeds from initial public offering, net of costs	—	—	950,702
Proceeds from public offerings, net of costs	—	—	967,513
Proceeds from debt offering, net of costs	—	(1,190)	1,347,760
Proceeds from stock option exercises	33	74	569
Payments for common stock withheld for taxes on equity based compensation	(630)	—	(993)

Net cash provided by (used in) financing activities	(597)	(1,116)	4,521,731

Net increase (decrease) in cash and cash equivalents	(40,656)	(1,100,059)	151,804
Cash and cash equivalents, beginning of period	192,460	1,425,815	—

Cash and cash equivalents, end of period	$151,804	$325,756	$151,804

Non-Cash Disclosures
Changes in accrued capital expenditures	$29,959	$35,147	$29,959
Transfer of investment securities to and from restricted funds	$42,672	$26	$221,476

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

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the financial statements of Cobalt International Energy, Inc. and all of its wholly-owned subsidiaries. All significant intercompany transactions and amounts have been eliminated for all periods presented. Because the Company is a development stage enterprise, it has presented its financial statements in accordance with accounting guidance related to "Development Stage Entities."

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and the appropriate rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, the condensed consolidated financial statements do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be presented for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

Investments

        The Company's policy on accounting for its investments, which consist entirely of debt securities, is based on the accounting guidance relating to "Accounting for Certain Investments in Debt and Equity Securities." The Company considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Investments with original

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year are classified as long-term investments. The debt securities are carried at amortized costs and classified as held-to-maturity securities as the Company has the positive intent and ability to hold them until they mature. The net carrying value of held-to-maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity over the life of the securities. Held-to-maturity securities are stated at amortized cost, which approximates fair market value as of March 31, 2014 and December 31, 2013. Income related to these securities is reported as a component of interest income in the Company's condensed consolidated statement of operations. See Note 5—Investments.

        Investments are considered to be impaired when a decline in fair value is determined to be other-than-temporary. The Company conducts a regular assessment of its debt securities with unrealized losses to determine whether securities have other-than-temporary impairment ("OTTI"). This assessment considers, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, market conditions and whether the Company intends to sell or whether it is more likely than not that the Company will be required to sell the debt securities. As of March 31, 2014 and December 31, 2013, the Company has no OTTI in its debt securities.

Capitalized Interest

        For exploration and development projects that have not commenced production, interest is capitalized as part of the historical cost of developing and constructing assets. Capitalized interest is determined by multiplying the Company's weighted-average borrowing cost on debt by the average amount of qualifying costs incurred. Once an asset subject to interest capitalization is completed and placed in service, the associated capitalized interest is expensed through depreciation or impairment. See Note 7—Property, Plant, and Equipment and Note 9—Long-term Debt.

Earnings (Loss) Per Share

        Basic income (loss) per share was calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the periods presented. The calculation of diluted income (loss) per share should include the potential dilutive impact of non-vested restricted shares, non-vested restricted stock units, outstanding stock options and 2.625% convertible senior notes due 2019, during the period, unless their effect is anti-dilutive. For the three months ended March 31, 2014 and 2013, 8,606,462 and 6,848,139 shares of non-vested restricted stock, non-vested restricted stock units, outstanding stock options and the Company's 2.625% convertible senior notes due 2019, respectively, were excluded from the diluted income (loss) per share because they are anti-dilutive.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Cash and Cash Equivalents

        Cash and cash equivalents consisted of the following:

	March 31, 2014	December 31, 2013
	($ in thousands)
Cash at banks	$34,340	$82,428
Money market funds	65,995	75,039
Held-to-maturity securities(1)	51,469	34,993

	$151,804	$192,460

(1)
These securities mature three months or less from the date of purchase.

3. Restricted Funds

        Restricted funds consisted of the following:

	March 31, 2014	December 31, 2013
	($ in thousands)
Short-term:
Collateral on letters of credit for Angola(1)	$158,495	$200,339

	$158,495	$200,339

Long-term:
Collateral on letters of credit for Angola	$103,237	$104,496

	$103,237	$104,496

(1)
As of March 31, 2014 and December 31, 2013, $261.7 million and $304.8 million, respectively, was held in a collateral account established to secure letters of credit issued in support of the Company's contractually agreed work program obligations on Blocks 9, 20 and 21 offshore Angola. As of March 31, 2014 and December 31, 2013, the collateral in this account was invested in U.S. Treasury bills and Treasury notes purchased at discounts and at premiums, respectively, resulting in a net carrying value of $261.7 million and $304.8 million, respectively. The contractual maturities of these securities are within one year. The $158.5 million classified as short-term restricted funds at March 31, 2014 includes $111.8 million of cash collateral associated with letters of credit issued in support of work program obligations which have been completed for Block 20 and for which the Company expects to receive distribution of the collateral in 2014. The remaining $46.7 million secures work program obligations of $45.3 million for Block 9 for which the initial exploration phase has been extended to March 1, 2016.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Joint Interest and Other Receivables

        Joint interest and other receivables result primarily from billing shared costs under the respective operating agreements to the Company's partners. These are usually settled within 30 days of the invoice date. As of March 31, 2014 and December 31, 2013, the balance in joint interest and other receivables consisted of the following:

	March 31, 2014	December 31, 2013
	($ in thousands)
Partners in the U.S. Gulf of Mexico	$5,693	$68,664
Partners in West Africa(1)	60,198	46,897
Accrued interest on investment securities	6,792	5,632
Other	5,083	3,446

	$77,766	$124,639

(1)
The amount of $60.2 million as of March 31, 2014 includes $28.7 million related to the Company's partners on Block 20 offshore Angola and $31.5 million related to the outstanding balance due from the Company's partners on Blocks 9 and 21 offshore Angola.

5. Investments

        The Company's investments in held-to-maturity securities which are recorded at amortized cost and approximate fair market value, were as follows as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	($ in thousands)
U.S. Treasury bills	$87,850	$304,834
U.S. Treasury notes	216,552	—
Corporate securities	779,887	856,002
Commercial paper	353,409	408,033
Certificates of deposit	75,000	105,000

Total	$1,512,698	$1,673,869

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Investments (Continued)

        The Company's condensed consolidated balance sheet included the following held-to-maturity securities:

	March 31, 2014	December 31, 2013
	($ in thousands)
Cash and cash equivalents	$51,469	$34,993
Short-term investments	1,099,489	1,319,380
Short-term restricted funds	158,495	200,339
Long-term restricted funds	103,237	104,496
Long-term investments	100,008	14,661

	$1,512,698	$1,673,869

        The contractual maturities of these held-to-maturity securities as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	($ in thousands)
Within 1 year	$1,412,690	$1,412,690	$1,659,208	$1,659,208
After 1 year	100,008	100,008	14,661	14,661

	$1,512,698	$1,512,698	$1,673,869	$1,673,869

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

          Level 2—Quoted prices in non-active markets or in active markets for similar assets or liabilities, and inputs other than quoted prices that are observable, for the asset or liability, either directly or indirectly, for substantially the full contractual term of the asset or liability being measured. This category includes the Company's U.S. Treasury bills, U.S. Treasury notes, commercial paper, corporate bonds, and certificates of deposits.

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

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Fair Value Measurements (Continued)

        The following tables summarize the Company's significant financial instruments as categorized by the fair value measurement hierarchy:

	Level 1		Level 2
					Balance as of March 31, 2014
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
	($ in thousands)
Cash and cash equivalents:
Cash	$34,340	$34,340	$—	$—	$34,340
Money market funds	65,995	65,995	—	—	65,995
U.S. Treasury bills	—	—	42,671	42,671	42,671
Commercial paper	—	—	8,798	8,798	8,798

Subtotal	100,335	100,335	51,469	51,469	151,804

Short-term restricted funds:
U.S. Treasury notes	—	—	45,179	45,179	45,179
U.S. Treasury bills	—	—	113,316	113,316	113,316

Subtotal	—	—	158,495	158,495	158,495

Short-term investments:
Corporate bonds	—	—	679,879	679,879	679,879
Commercial paper	—	—	344,610	344,610	344,610
Certificates of deposits	—	—	75,000	75,000	75,000

Subtotal	—	—	1,099,489	1,099,489	1,099,489

Long-term restricted funds:
U.S. Treasury notes	—	—	103,237	103,237	103,237

Subtotal	—	—	103,237	103,237	103,237

Long-term investments:
Corporate bonds	—	—	100,008	100,008	100,008

Subtotal	—	—	100,008	100,008	100,008

Total	$100,335	$100,335	$1,512,698	$1,512,698	$1,613,033

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Fair Value Measurements (Continued)

	Level 1		Level 2
					Balance as of December 31, 2013
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

(1)
As of March 31, 2014 and December 31, 2013, the Company did not record any OTTI on these assets.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Property, Plant, and Equipment

        Property, plant, and equipment is stated at cost less accumulated depreciation/amortization and consisted of the following:

	Estimated Useful Life (Years)	March 31, 2014	December 31, 2013
		($ in thousands)
Oil and Gas Properties:
Proved properties:
Well and development costs		$108,227	$92,579

Total proved properties		108,227	92,579

Unproved properties:
Oil and gas leasehold		754,267	754,894
Less: accumulated valuation allowance		(169,948)	(160,913)

		584,319	593,981
Exploration wells in process		916,917	777,823

Total unproved properties		1,501,236	1,371,804

Total oil and gas properties, net		1,609,463	1,464,383

Other Property and Equipment:
Computer equipment and software	3	5,406	5,115
Office equipment and furniture	3 - 5	2,132	2,132
Vehicles	3	265	265
Leasehold improvements	3 - 10	2,456	2,456
Running tools and equipment	3	6,318	6,318

		16,577	16,286
Less: accumulated depreciation and amortization(1)		(5,501)	(4,394)

Total other property and equipment, net		11,076	11,892

Property, plant, and equipment, net		$1,620,539	$1,476,275

        The Company recorded $1.1 million, $0.5 million and $7.7 million of depreciation and amortization expense for the three months ended March 31, 2014 and 2013, and for the period November 10, 2005 (inception) through March 31, 2014, respectively.

Proved Oil and Gas Properties

        The Heidelberg project was formally sanctioned for development in mid-2013. As a result of the project sanction, the Company reclassified its Heidelberg exploration well costs to proved property well and development costs and these costs will be amortized when the related proved developed reserves are produced. As of March 31, 2014, the well and development costs consist of $31.6 million relating to exploration well costs for the Heidelberg #1 exploration well and Heidelberg #3 appraisal well and $76.6 million for costs associated with field development. As of December 31, 2013, the well and

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Property, Plant, and Equipment (Continued)

development costs consist of $31.6 million relating to exploration well costs for the Heidelberg #1 exploration well and Heidelberg #3 appraisal well and $61.0 million for costs associated with field development.

Unproved Oil and Gas Properties

        As of March 31, 2014 and December 31, 2013, the Company has the following unproved property acquisition costs, net of valuation allowance on the consolidated balance sheets:

	March 31, 2014	December 31, 2013
	($ in thousands)
U.S. Gulf of Mexico:
Individual oil and gas leaseholds with carrying value greater than $1 million	$327,869	$328,128
Individual oil and gas leaseholds with carrying value less than $1 million	68,527	68,895

	396,396	397,023
Accumulated valuation allowance & impairment	(169,948)	(160,913)

	226,448	236,110

West Africa:
Blocks 9, 20 and 21 offshore Angola	355,876	355,876
Diaba Block offshore Gabon	1,995	1,995

	357,871	357,871

Total oil and gas leasehold	$584,319	$593,981

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

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Property, Plant, and Equipment (Continued)

        The following tables reflect the Company's net changes in and the cumulative costs of capitalized exploration well costs (excluding any related leasehold costs):

	March 31, 2014	December 31, 2013
	($ in thousands)
Beginning of period	$777,823	$451,024
Additions to capitalized exploration
U.S. Gulf of Mexico:
Exploration well costs	17,524	154,877
Capitalized interest	1,251	3,928
West Africa:
Exploration well costs	115,465	457,608
Capitalized interest	8,234	12,271
Reclassifications to wells, facilities, and equipment based on determination of proved reserves	—	(38,446)
Amounts charged to expense(1)	(3,380)	(263,439)

End of period	$916,917	$777,823

(1)
The amounts of $3.4 million and $263.4 million for the three months ended March 31, 2014 and for the year ended December 31, 2013, respectively, represent impairment charges on exploration wells drilled offshore U.S. Gulf of Mexico, offshore Angola and offshore Gabon which did not encounter commercial hydrocarbons.

	March 31, 2014	December 31, 2013
	($ in thousands)
Cumulative costs:
U.S. Gulf of Mexico
Exploration well costs	$219,011	$204,707
Capitalized interest	5,179	3,928
West Africa
Exploration well costs	672,222	556,917
Capitalized interest	20,505	12,271

	$916,917	$777,823

Well costs capitalized for a period greater than one year after completion of drilling (included in table above)	$404,920	$399,775

        As of March 31, 2014, capitalized exploration well costs that have been suspended longer than one year are associated with the Company's Shenandoah, North Platte and Cameia discoveries. Capitalized exploration well costs associated with our Orca, Lontra, Bicuar, Mavinga and Diaman discoveries have been suspended for less than one year. These well costs are suspended pending ongoing evaluation

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Property, Plant, and Equipment (Continued)

including, but not limited to, results of additional appraisal drilling, well-test analysis, additional geological and geophysical data and approval of a development plan. Management believes these discoveries exhibit sufficient indications of hydrocarbons to justify potential development and is actively pursuing efforts to fully assess them. If additional information becomes available that raises substantial doubt as to the economic or operational viability of these discoveries, the associated costs will be expensed at that time. The Heidelberg discovery has been sanctioned for development and the Heidelberg capitalized exploration and appraisal well costs were reclassified to development costs in 2013.

8. Other Assets

        As of March 31, 2014 and December 31, 2013, the balance in other assets consisted of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Debt issue cost(1)	$20,399	$20,983
Long-term portion of prepaid shorebase leases	2,492	3,241
Rig mobilization costs(2)	9,086	11,153
Long-term accounts receivable(3)	19,967	17,923
Other	437	437

	$52,381	$53,737

(1)
As of March 31, 2014 and December 31, 2013, the $20.4 million and $21.0 million, respectively, in debt issue cost relate to the issuance of the Company's 2.625% convertible senior notes due 2019, as described in Note 9, and which are amortized over the life of the notes using the effective interest method.

(2)
As of March 31, 2014 and December 31, 2013, the $9.1 million and $11.2 million, respectively, relate to costs associated with the long-term mobilization and the regulatory acceptance testing of the SSV Catarina drilling rig. These costs are amortized over the term of the drilling rig contract.

(3)
On March 16, 2012, Angola enacted Presidential Decree No. 3/12, which, among other things, provided that Angolan private petroleum companies are exempt from any requirement to carry Sonangol P&P. As a result of this statute, one of the Company's partners in Angola has taken the position that it is no longer required to pay a 3.75% cost interest attributable to Sonangol P&P's share of expenses. As of March 31, 2014 and December 31, 2013, these expenditures totaled approximately $20.0 million and $17.9 million, respectively, which were classified as a long term receivable as the Company expects this amount to be recovered pursuant to the terms of the Risk Services Agreements governing Blocks 9 and 21.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Long-term Debt

        On December 17, 2012, the Company issued $1.38 billion aggregate principal amount of its 2.625% convertible senior notes due 2019 (the "Notes"). The Notes are the Company's senior unsecured obligations and interest is payable semi-annually in arrears on June 1 and December 1 of each year. For the three months ended March 31, 2014, the Company recorded $12.1 million in accrued interest on the notes. The Notes will mature on December 1, 2019, unless earlier repurchased or converted in accordance with the terms of the Notes. The Notes may be converted at the option of the holder at any time prior to 5:00 p.m., New York City time, on the second scheduled trading day immediately preceding the maturity date, in multiples of $1,000 principal amount. The Notes are convertible at an initial conversion rate of 28.023 shares of common stock per $1,000 principal amount, representing an initial conversion price of approximately $35.68 per share for a total of approximately 38.7 million underlying shares. The conversion rate is subject to adjustment upon the occurrence of certain events, as defined in the indenture governing the Notes, but will not be adjusted for any accrued and unpaid interest except in limited circumstances. Upon conversion, the Company's conversion obligation may be satisfied, at the Company's option, in cash, shares of common stock or a combination of cash and shares of common stock.

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

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Long-term Debt (Continued)

        The carrying amounts of the liability components of the Notes were as follows:

	March 31, 2014			December 31, 2013
	Principal Amount	Unamortized discount(1)	Carrying Amount	Principal Amount	Unamortized discount	Carrying Amount
	($ in thousands)
Carrying amount of liability component
2.625% convertible senior notes	$1,380,000	$(332,253)	$1,047,747	$1,380,000	$(344,020)	$1,035,980

(1)
Unamortized discount will be amortized over the remaining life of the Notes which is 5.75 years.

        The carrying amounts of the equity components of the Notes were as follows:

	March 31, 2014	December 31, 2013
	($ in thousands)
Debt discount relating to value of conversion option	$390,540	$390,540
Debt issue costs	(9,124)	(9,124)

Total	$381,416	$381,416

        Fair Value    The fair value of the Notes excluding the conversion feature was $1,172.2 million and $1,227.1 million as of March 31, 2014 and December 31, 2013, respectively, and was calculated based on the fair value of similar non-convertible debt instruments since an observable quoted price of the Notes or a similar asset or liability is not readily available.

        For the three months ended March 31, 2014 and 2013, the interest expense, net of capitalized amount, relating to the Notes was $10.6 million and $18.7 million, respectively. For the period from November 10, 2005 (inception) to March 31, 2014, the interest expense, net of capitalized amount, was $79.2 million.

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. Contractual Obligations

        The short-term and long-term contractual obligations consist of the following:

	March 31, 2014	December 31, 2013
	($ in thousands)
Short-term Contractual Obligations:
Social obligation payments for Block 9, offshore Angola	$—	$150
Social obligation payments for Block 21, offshore Angola	1,118	300
Social obligation and bonus payments for Block 20, offshore Angola(1)	48,569	48,569

	$49,687	$49,019

Long-term Contractual Obligations:
Social obligation payments for Block 9, offshore Angola	$—	$669
Social obligation payments for Block 21, offshore Angola	1,381	1,381
Social obligation and bonus payments for Block 20, offshore Angola(1)	79,996	122,851

	$81,377	$124,901

(1)
The total amount of social obligation payments for Block 20 has been capitalized.

11. Seismic and Exploration Expenses

        Seismic and exploration expenses consisted of the following:

	Three Months Ended March 31,
			For the Period November 10, 2005 (Inception) through March 31, 2014
	2014	2013
	($ in Thousands)
Seismic costs	$3,349	$18,109	$409,118
Seismic cost recovery(1)	—	—	(25,126)
Leasehold delay rentals	1,291	1,387	40,853
Force Majeure expense(2)	—	—	13,549
Drilling rig expense	4,336	2,822	34,967

	$8,976	$22,318	$473,361

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

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Equity Based Compensation

        The Company accounts for stock-based compensation at fair value. The Company grants various types of stock-based awards including stock options, restricted stock and performance-based awards. The fair value of stock option awards is determined using the Black-Scholes-Merton option-pricing model. For restricted stock awards with market conditions, the fair value of the awards is measured using the asset-or-nothing option pricing model. Restricted stock awards without market conditions and the performance-based awards are valued using the market price of the Company's common stock on the grant date. The Company records compensation cost, net of estimated forfeitures, for stock-based compensation awards over the requisite service period except for performance-based awards. For performance-based awards, compensation cost is recognized over the requisite service period as and when the Company determines that the achievement of the performance condition is probable, using the per-share fair value measured at grant date. As of March 31, 2014, the final tranche of the restricted stock units relating to the performance-based awards were fully vested.

        During the three months ended March 31, 2014, the Company granted a total of 1,108,367 shares of restricted stock and 812,055 stock options to employees. During the three months ended March 31, 2014, the Company also granted 6,539 shares of common stock as retainer awards to non-employee directors who elected to be compensated by stock in lieu of cash payments.

        For the three months ended March 31, 2014 and 2013, total equity based compensation recognized, net of forfeitures, was $8.3 million and $6.3 million, respectively. For the period November 5, 2005 (inception) through March 31, 2014, total equity based compensation recognized, net of forfeitures, was $97.7 million.

13. Segment Information

        The Company currently has two geographic operating segments for its exploratory operations. The operating segments are focused in the deepwater U.S. Gulf of Mexico and offshore West Africa. The

Cobalt International Energy, Inc.
(a Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Segment Information (Continued)

following tables provide the geographic operating segment information for the three months ended March 31, 2014 and 2013:

	U.S. Gulf of Mexico	West Africa	Total
	($ in thousands)
Three months ended March 31, 2014
Operating costs and expense	$31,027	$16,266	$47,293

Operating income (loss)	(31,027)	(16,266)	(47,293)

Other income (expense)			(9,622)

Net income (loss)			$(56,915)

Additions to Property and Equipment, net(1)	$21,376	$122,888	$144,264

Three months ended March 31, 2013
Operating costs and expense	$23,105	$89,347	$112,452

Operating income (loss)	(23,105)	(89,347)	(112,452)

Other income (expense)			(15,635)

Net income (loss)			$(128,087)

Additions to Property and Equipment, net(1)	$54,859	$(24,902)	$29,957

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, those set forth in "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" and the other matters set forth in this Quarterly Report on Form 10-Q. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

        We are an independent exploration and production company with operations in the deepwater U.S. Gulf of Mexico and offshore Angola and Gabon in West Africa. Since our founding in 2005, our oil-focused, below-salt exploration efforts have been successful in each of our three operating areas, resulting in nine discoveries out of the fourteen exploration prospects drilled. These nine discoveries consist of North Platte, Heidelberg and Shenandoah in the U.S. Gulf of Mexico; Cameia, Lontra, Mavinga, Bicuar and Orca offshore Angola; and Diaman offshore Gabon. In addition, we have an interest in a 10th discovery as we are currently participating in a partner-operated appraisal well on the Yucatan discovery in the U.S. Gulf of Mexico. As of December 31, 2013, we had 7.9 million barrels of oil and 3.4 billion cubic feet of gas of net proved undeveloped reserves, all of which is attributed to the Heidelberg field.

First Quarter 2014 Operational Highlights

  •
  We drilled the successful Orca #1 exploration well on Block 20 offshore Angola, which encountered approximately 250 feet of net oil pay in the sag and syn-rift reservoirs. A drill stem test was conducted on the Orca #1 exploration well, which was successfully tested at a facility-constrained rate of 3,700 barrels of oil per day and 16.3 million cubic feet of gas per day with minimal drawdown (approximately 1%) in the upper Sag section of the discovery. The results of this drill stem test confirm that the Orca #1 exploration well is capable of substantial sustained oil production rates. The Orca #1 exploration well is our fifth consecutive pre-salt discovery in Angola's Kwanza basin. We are the operator of Orca and hold a 40% working interest. Our partners in Orca are Sonangol Pesquisa e Produção, S.A. ("Sonangol P&P") and BP Exploration Angola (Kwanza Benguela) Limited ("BP"), each holding a 30% working interest.

  •
  On February 28, 2014, we submitted a formal declaration of commercial discovery to Sociedade National de Combustíveis de Angola—Empresa Pública ("Sonangol") with respect to our Cameia discovery on Block 21 offshore Angola. In mid-April, we spud the Cameia #3 appraisal well which we expect to utilize as a development well in the Cameia field development. The results from the Cameia #3 appraisal well will be used to validate the final facilities design prior to project sanction. We will submit the integrated field development plan in mid-2014 for approval by our partners, Sonangol and the Angola Ministry of Petroleum. We expect formal sanction of the Cameia project in late 2014 or early 2015 and first production from the Cameia project in 2017, assuming continued alignment with our partners and Sonangol. We are the operator of and have a 40% working interest in the Cameia project. Our partners in the Cameia project include Sonangol P&P, with a 35% working interest, Nazaki Oil and Gáz, S.A. ("Nazaki"), with a 15% working interest, and Alper Oil, Limitada ("Alper"), with a 10% working interest.

  •
  The Anchor #1 exploration well was spud in mid-March. We are participating as a non-operator in this well, which will target Inboard Lower Tertiary horizons and a secondary Miocene target in the U.S. Gulf of Mexico. We expect results from the Anchor #1 exploration well in the second half of 2014. We have a 20% working interest in the Anchor prospect and our partners are Chevron U.S.A. Inc., as operator with a 55% working interest, Venari Resources LLC, with a 12.5% working interest, and Samson Offshore, LLC, with a 12.5% working interest.

  •
  We acquired through a pooling of interests a 5.34% working interest in the Yucatan discovery, which is an Inboard Lower Tertiary discovery located in close proximity to our Shenandoah discovery in the U.S. Gulf of Mexico. As a result of this acquisition, we are participating as a non-operator in the Yucatan #3 appraisal well, which was spud in mid-January. We expect results from the Yucatan #3 appraisal well in the second half of 2014. Our partners include Shell Offshore Company, as operator with a 57.37% working interest, Anadarko Petroleum Corporation ("Anadarko"), with a 25% working interest, and INPEX Gulf of Mexico Co., Ltd., with a 12.29% working interest.

  •
  On April 3, 2014, the Angola Ministry of Petroleum published Executive Decree 95/14, which granted us a two-year extension of the initial exploration phase on Block 9 offshore Angola. We expect to spud the Loengo #1 exploration well on Block 9 offshore Angola in 2014. The Loengo #1 exploration well will target pre-salt horizons in Block 9 offshore Angola, where we are the named operator with a 40% working interest. Loengo was mapped using our 3-D seismic data. Our partners in the Loengo prospect are Sonangol P&P, with a 35% working interest, Nazaki, with a 15% working interest, and Alper, with a 10% working interest.

  •
  On March 19, 2014, we participated in the U.S. Gulf of Mexico Central Lease Sale and were the apparent high bidder on 44 of the 46 blocks upon which we submitted bids, representing a total net bid amount of approximately $28 million. Through these acquisitions, we will establish a concentrated acreage position in the Eastern portion of the Central Gulf of Mexico as well as add adjacent blocks on three of our existing prospects.

First Quarter 2014 Financial Highlights

  •
  We recorded a net loss of approximately $56.9 million, a 56% decrease from the first quarter of 2013. Total operating expenses were approximately $47.3 million, a 58% decrease from the first quarter of 2013. The decrease in operating expenses for the three months ended March 31, 2014 was attributed primarily to $65.8 million of dry hole expense charges related to the lowest drilled interval evaluated by the Cameia #2 DST during the three months ended March 31, 2013.

  •
  Capital and operating expenditures were approximately $177.6 million for the three months ended March 31, 2014.

  •
  Including our existing cash and investments on hand and restricted cash as of March 31, 2014, we have approximately $1.6 billion of liquidity.

Results of Operations

        We operate our business in two geographic segments: the United States and West Africa. The discussion of the results of operations and the period-to-period comparisons presented below for each operating segment and our consolidated operations analyzes our historical results. The following discussion may not be indicative of future results.

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

	Three Months Ended March 31,
	2014	2013	Increase (Decrease)%
	($ in thousands)
United States Segment:
Oil and gas revenue	$—	$—	$—	—%
Operating costs and expenses:
Seismic and exploration	2,437	6,668	(4,231)	(63)%
Dry hole expense and impairment	12,881	2,416	10,465	433%
General and administrative	15,261	13,696	1,565	11%
Depreciation and amortization	448	325	123	38%

Total operating costs and expenses	31,027	23,105	7,922	34%

Operating income (loss)	(31,027)	(23,105)	7,922	34%
West Africa Segment:
Oil and gas revenue	$—	$—	$—	—%
Operating costs and expenses:
Seismic and exploration	6,539	15,650	(9,111)	(58)%
Dry hole expense and impairment	160	65,752	(65,592)	(100)%
General and administrative	8,908	7,811	1,097	14%
Depreciation and amortization	659	134	525	392%

Total operating costs and expenses	16,266	89,347	(73,081)	(82)%

Operating income (loss)	(16,266)	(89,347)	(73,081)	(82)%
Consolidated Operations:
Oil and gas revenue	$—	$—	$—	—%
Operating costs and expenses:
Seismic and exploration	8,976	22,318	(13,342)	(60)%
Dry hole expense and impairment	13,041	68,168	(55,127)	(81)%
General and administrative	24,169	21,507	2,662	12%
Depreciation and amortization	1,107	459	648	141%

Total operating costs and expenses	47,293	112,452	(65,159)	(58)%

Operating income (loss)	(47,293)	(112,452)	(65,159)	(58)%
Other income (expense):
Gain on sale of assets	—	1,497	(1,497)	(100)%
Interest income	945	1,525	(580)	(38)%
Interest expense	(10,567)	(18,657)	(8,090)	(43)%

Total other income (expense)	(9,622)	(15,635)	(6,013)	(38)%

Net income (loss) before income tax	(56,915)	(128,087)	(71,172)	(56)%
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(56,915)	$(128,087)	$(71,172)	(56)%

United States Segment:

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the three months ended March 31, 2014 and 2013, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the three months ended March 31, 2014 and 2013:

        Seismic and exploration.    Seismic and exploration costs decreased by $4.2 million during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The decrease was primarily attributed to a $4.7 million decrease in seismic costs. We incurred $0.6 million of seismic related expenses during the three months ended March 31, 2014 whereas during the three months ended March 31, 2013, we incurred $5.3 million of expenses to acquire seismic data on various U.S. Gulf of Mexico prospects. The $4.7 million decrease in seismic costs is offset by the increase of $0.5 million in other exploration expenses incurred during the three months ended March 31, 2014 resulting from the release of the Ensco 8503 drilling rig.

        Dry hole expense and impairment.    Dry hole expense and impairment increased by $10.5 million during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The increase is due to impairment of unproved leasehold property on our Rum Ramsey prospect and dry hole expense written off against the Aegean #1 exploration well as reflected in the following table:

	Three Months Ended March 31,
	2014	2013	Increase (Decrease)
	($ in thousands)
Impairment of unproved leasehold:
Amortization of leasehold costs with carrying value under $1 million	$2,397	$2,416	$(19)
U.S. Gulf of Mexico leasehold	7,264	—	7,264
Dry hole expense:
Aegean #1 exploration well	3,220	—	3,220

	$12,881	$2,416	$10,465

        General and administrative.    General and administrative costs increased by $1.6 million during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The increase in general and administrative costs during this period was attributed to a $2.7 million increase in salary and equity compensation expenses, driven in part by our personnel growth, a $1.0 million increase in contractor and other consulting fees, a $0.8 million increase in office-related expenses, offset by a decrease of $1.3 million in legal fees and an increase of $1.6 million in recoveries from partners due to a revision in overhead charges.

        Depreciation and amortization.    Depreciation and amortization did not materially change from the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.

West Africa Segment:

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the three months ended March 31, 2014 and 2013, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the three months ended March 31, 2014 and 2013:

        Seismic and exploration.    Seismic and exploration costs decreased by $9.1 million during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The decrease was attributed primarily to a decrease of $10.0 million in seismic costs. We incurred $2.8 million of seismic data expenses primarily for Block 20 during the three months ended March 31, 2014 whereas during the three months ended March 31, 2013, we incurred $12.8 million of seismic data expenses for

Block 21. The decrease of $10.0 million in seismic costs is offset by the increase of $0.9 million incurred in other exploration expenses during the three months ended March 31, 2014 resulting from the release of the Ocean Confidence drilling rig for Block 21 and SSV Catarina drilling rig for Block 20.

        Dry hole expense and impairment.    The decrease of $65.6 million in dry hole expense and impairment during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was primarily to due to the dry hole expense charge of $65.8 million during the three months ended March 31, 2013 related to the lowest drilled interval evaluated by the Cameia #2 DST. The $0.2 million of dry hole expense incurred during the three months ended March 31, 2014 was related to the Cameia #2 DST.

        General and administrative.    General and administrative costs increased by $1.1 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The increase is attributed to $2.2 million for our share of overhead and technical charges in support of drilling activities, offset by decrease of $1.1 million in contractor and consulting services.

        Depreciation and amortization.    Depreciation and amortization did not materially change from the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.

Consolidated:

        Other income (expense).    Other income (expense) decreased by $6.0 million during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The decrease was due primarily to an increase of $8.1 million of interest expense capitalized to exploration and development well costs during the three months ended March 31, 2013, offset by the decrease of $2.1 million in gain on sale of assets and other interest income.

        Income tax expense/benefit.    No income tax benefit has been reflected since a full valuation allowance has been established against the deferred tax asset that would have been generated as a result of the operating results.

Liquidity and Capital Resources

        We are a development stage enterprise and will continue to be so until commencement of substantial production from our oil and natural gas properties. Our Heidelberg project was formally sanctioned in mid-2013, and Anadarko, as operator, currently estimates first production from Heidelberg in 2016. We continue to advance our Cameia project through the project development life-cycle. On February 28, 2014, we submitted a formal declaration of commercial discovery to Sonangol with respect to our Cameia discovery. We are currently drilling an additional appraisal well on the Cameia field and expect to submit the integrated field development plan in mid-2014 for approval by our partners, Sonangol and the Angola Ministry of Petroleum. We expect formal sanction of the Cameia project in late 2014 or early 2015 and first production from the Cameia project in 2017, assuming continued alignment with our partners and Sonangol.

        Until substantial production is achieved, our primary sources of liquidity are expected to be cash on hand, amounts paid pursuant to the terms of our Total alliance and funds from future equity and debt financings, asset sales and farm-out arrangements.

        We expect to incur substantial expenditures and generate significant operating losses as we continue to:

  •
  evaluate each of our discoveries through project appraisal and potential development towards first production and cash flow;

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

        As of March 31, 2014, we had approximately $1.6 billion in liquidity, which includes cash and cash equivalents, short-term restricted cash, short-term investments, long-term restricted cash and long-term investments. This amount does not include amounts Total is obligated to pay us pursuant to the terms of our U.S. Gulf of Mexico alliance. We expect to expend approximately $750 to $850 million for our capital and operating expenditures in 2014. Our total expenditures, excluding changes in working capital were approximately $177.6 million for the three months ended March 31, 2014. We expect that our existing cash on hand will be sufficient to fund our planned exploration and appraisal drilling program and development activities at current working interests through at least mid-2015. However, we may require additional funds earlier than we currently expect in order to execute our strategy as planned. We may seek additional funding through asset sales, farm-out arrangements and equity and debt financings. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our existing stockholders. For example, if we raise additional funds by issuing additional equity securities, further dilution to our existing stockholders will result. If we are unable to obtain funding on a timely basis or on acceptable terms, we may be required to significantly curtail one or more of our exploration and appraisal drilling programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our prospects which we would otherwise develop on our own, or with a majority working interest.

  Cash Flows

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Net cash provided by (used in):
Operating Activities	$(85,763)	$(104,584)
Investing Activities	45,614	(994,359)
Financing Activities	(597)	(1,116)

        Operating activities.    Net cash used in operating activities for the three months ended March 31, 2014 was $85.8 million, compared with net cash used in operating activities of $104.6 million for the three months ended March 31, 2013. The decrease was attributed primarily to cash payments for seismic data purchased for Block 21 offshore Angola and for U.S. Gulf of Mexico during the three months ended March 31, 2013.

        Investing activities.    Net cash provided by investing activities for the three months ended March 31, 2014 was $45.6 million, compared with net cash used in investing activities of $994.4 million for the three months ended March 31, 2013. The net cash provided by investing activities for the three months ended March 31, 2014 was primarily attributed to the refund of the $42.6 million letter of credit for completion of drilling program obligations on Block 21 offshore Angola. The net cash used in investing activities for the three months ended March 31, 2013 were primarily investment of the $1.4 billion net proceeds from the issuance of 2.625% convertible senior notes due 2019 that were issued in December 2012.

        Financing activities.    Net cash used in financing activities for the three months ended March 31, 2014 was $0.6 million, compared with $1.1 million used in financing activities for the three months ended March 31, 2013. The $0.6 million used in financing activities for the three months ended March 31, 2013 relates to payments for common stock withheld for taxes on equity based compensation. The $1.1 million used in financing activities for the three months ended March 31, 2013 relates to payments of debt issue costs associated with the 2.625% convertible senior notes due 2019 that were issued in December 2012.

Critical Accounting Policies

        Our significant accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements included in our 2013 Annual Report on Form 10-K for the year ended December 31, 2013. Also refer to the Notes to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There have been no material changes in market risk from the information provided under Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" in our 2013 Annual Report on Form 10-K for the year ended December 31, 2013.

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

        There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        On February 20, 2014, we withheld an aggregate amount of 36,068 shares of our common stock, at a price of $17.50 per share, to satisfy minimum tax withholding obligations of certain of our employees that arose upon the vesting of restricted stock units.

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

Dated: May 1, 2014

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