Form 10-Q
period 2014-06-30
Cobalt International Energy, Inc.
filed 2014-08-06
CIK 1471261

Use these links to rapidly review the document

PART I—FINANCIAL INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
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

        Number of shares of the registrant's common stock outstanding at June 30, 2014: 412,529,659 shares.

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

COBALT INTERNATIONAL ENERGY, INC.

Cobalt International Energy, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2014 (Unaudited)	December 31, 2013
	($ in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$237,685	$192,460
Joint interest and other receivables	73,681	124,639
Prepaid expenses and other current assets	21,680	55,857
Inventory	78,672	74,768
Short-term restricted funds	—	200,339
Short-term investments	1,474,767	1,319,380

Total current assets	1,886,485	1,967,443
Property, plant, and equipment:
Oil and gas properties, successful efforts method of accounting, net of accumulated depletion of $-0-	1,747,600	1,464,383
Other property and equipment, net of accumulated depreciation and amortization of $6,575 and $4,394, as of June 30, 2014 and December 31, 2013, respectively	10,046	11,892

Total property, plant, and equipment, net	1,757,646	1,476,275

Long-term restricted funds	149,971	104,496
Long-term investments	783,960	14,661
Deferred income taxes	27,639	17,061
Other assets	79,190	53,737

Total assets	$4,684,891	$3,633,673

Liabilities and Stockholders' Equity
Current liabilities:
Trade and other accounts payable	$13,567	$131,428
Accrued liabilities	165,435	143,459
Short-term contractual obligations	49,074	49,019
Deferred income taxes	27,639	17,061

Total current liabilities	255,715	340,967

Long-term debt	1,888,286	1,035,980
Long-term contractual obligations	81,377	124,901
Other long-term liabilities	2,582	2,679

Total long-term liabilities	1,972,245	1,163,560

Stockholders' Equity:
Common stock, $0.01 par value per share; 2,000,000,000 shares authorized, 407,095,514 and 406,949,839 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	4,071	4,069
Additional paid-in capital	4,121,390	3,641,936
Accumulated deficit during the development stage	(1,668,530)	(1,516,859)

Total stockholders' equity	2,456,931	2,129,146

Total liabilities and stockholders' equity	$4,684,891	$3,633,673

See accompanying notes.

Cobalt International Energy, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands except per share data)
Oil and gas revenue	$—	$—	$—	$—
Operating costs and expenses:
Seismic and exploration	11,983	4,557	20,958	26,875
Dry hole expense and impairment	42,440	35,709	55,481	103,877
General and administrative	22,093	24,652	46,262	46,159
Depreciation and amortization	1,075	447	2,182	906

Total operating costs and expenses	77,591	65,365	124,883	177,817

Operating income (loss)	(77,591)	(65,365)	(124,883)	(177,817)
Other income (expense):
Gain on sale of assets	—	1,496	—	2,993
Interest income	1,435	1,619	2,379	3,144
Interest expense	(18,600)	(16,568)	(29,167)	(35,225)

Total other income (expense)	(17,165)	(13,453)	(26,788)	(29,088)

Net income (loss) before income tax	(94,756)	(78,818)	(151,671)	(206,905)
Income tax expense	—	—	—	—

Net income (loss)	$(94,756)	$(78,818)	$(151,671)	$(206,905)

Basic and diluted income (loss) per share	$(0.23)	$(0.19)	$(0.37)	$(0.51)

Basic and diluted weighted average common shares outstanding	407,088,848	406,916,569	407,039,193	406,733,954

See accompanying notes.

Cobalt International Energy, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit During Development Stage	Total
	($ in thousands)
Balance, December 31, 2013	$4,069	$3,641,936	$(1,516,859)	$2,129,146
Common stock issued for restricted stock and stock options	2	(2)	—	—
Equity based compensation	—	15,314	—	15,314
Exercise of stock options	—	33	—	33
Common stock withheld for taxes on equity based compensation	—	(630)	—	(630)
Equity portion of debt, net of offering costs	—	464,739	—	464,739
Net income (loss)	—	—	(151,671)	(151,671)

Balance, June 30, 2014	$4,071	$4,121,390	$(1,668,530)	$2,456,931

See accompanying notes.

Cobalt International Energy, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2014	2013
	($ in thousands)
Cash flows provided from operating activities
Net income (loss)	$(151,671)	$(206,905)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,182	906
Dry hole expense and impairment of unproved properties	55,481	103,877
Gain on sale of assets	—	(2,993)
Equity based compensation	15,314	12,245
Amortization of premium (accretion of discount) on investments	7,663	11,232
Amortization of debt discount	29,360	22,905
Changes in operating assets and liabilities:
Joint interest and other receivables	50,968	(47,432)
Inventory	(4,204)	888
Prepaid expense and other current assets	34,176	(19,660)
Deferred charges and other	(3,223)	(15,375)
Trade and other accounts payable	(62,409)	(66,724)
Accrued liabilities and other	(16,314)	(26,088)

Net cash provided by (used in) operating activities	(42,677)	(233,124)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(68,701)	(51,477)
Capital expenditures for other property and equipment	(335)	(763)
Exploratory wells drilling in process	(334,747)	(172,132)
Proceeds from sale of oil and gas properties	—	3,006
Change in restricted funds	43,310	90,612
Proceeds from maturity of investment securities	961,053	706,575
Purchase of investment securities	(1,781,858)	(1,476,069)

Net cash provided by (used in) investing activities	(1,181,278)	(900,248)

Cash flows from financing activities
Proceeds from debt offering, net of costs	1,269,778	(1,190)
Proceeds from stock option exercises	33	95
Payments for common stock withheld for taxes on equity based compensation	(631)	—

Net cash provided by (used in) financing activities	1,269,180	(1,095)

Net increase (decrease) in cash and cash equivalents	45,225	(1,134,467)
Cash and cash equivalents, beginning of period	192,460	1,425,815

Cash and cash equivalents, end of period	$237,685	$291,348

Cash paid for interest	$18,112	$16,502
Non-Cash Disclosures
Changes in accrued capital expenditures	$(65,050)	$(54,702)
Transfer of investment securities to and from restricted funds	$(155,105)	$26

See accompanying notes.

Cobalt International Energy, Inc.

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

Recently Issued Accounting Standards

        In June 2014, the Financial Accounting Standards Board (the "FASB") amended Accounting Standard Codification Topic No. 915, Development Stage Entities (the "ASC Topic 915), to remove the definition of a development stage entity from the Master Glossary of the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities. The amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

        These amendments and the other remaining disclosure requirements of the ASC Topic 915 should be applied retrospectively. For public business entities, ASC Topic 915 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of ASC Topic 915 is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued or made for issuance. Upon adoption, entities will no longer present or disclose any information required by the ASC Topic 915. The Company elected to apply ASC Topic 915 early to this Form 10-Q.

Cobalt International Energy, Inc.

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

Investments

        The Company's policy on accounting for its investments, which consist entirely of debt securities, is based on the accounting guidance relating to "Accounting for Certain Investments in Debt and Equity Securities." The Company considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year are classified as long-term investments. The debt securities are carried at amortized costs and classified as held-to-maturity securities as the Company has the positive intent and ability to hold them until they mature. The net carrying value of held-to-maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity over the life of the securities. Held-to-maturity securities are stated at amortized cost, which approximates fair market value as of June 30, 2014 and December 31, 2013. Income related to these securities is reported as a component of interest income in the Company's condensed consolidated statement of operations. See Note 5—Investments.

        Investments are considered to be impaired when a decline in fair value is determined to be other-than-temporary. The Company conducts a regular assessment of its debt securities with unrealized losses to determine whether securities have other-than-temporary impairment ("OTTI"). This assessment considers, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, market conditions and whether the Company intends to sell or whether it is more likely than not that the Company will be required to sell the debt securities. As of June 30, 2014 and December 31, 2013, the Company has no OTTI in its debt securities.

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

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

Earnings (Loss) Per Share

        Basic income (loss) per share was calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the periods presented. The calculation of diluted income (loss) per share should include the potential dilutive impact of non-vested restricted shares, non-vested restricted stock units, outstanding stock options, the 2.625% convertible senior notes due 2019 and the 3.125% convertible senior notes due 2024, during the period, unless their effect is anti-dilutive. For the three months and six months ended June 30, 2014, 8,686,353 shares of non-vested restricted stock, non-vested restricted stock units, outstanding stock options, the 2.625% convertible senior notes due 2019 and the 3.125% convertible senior notes due 2024, were excluded from the diluted income (loss) per share because they are anti-dilutive. For the three months and six months ended June 30, 2013, 4,316,143 shares of non-vested restricted stock, non-vested restricted stock units, outstanding stock options and the 2.625% convertible senior notes due 2019 were excluded from the diluted income (loss) per share because they are anti-dilutive.

2. Cash and Cash Equivalents

        Cash and cash equivalents consisted of the following:

	June 30, 2014	December 31, 2013
	($ in thousands)
Cash at banks	$43,253	$82,428
Money market funds	194,432	75,039
Held-to-maturity securities(1)	—	34,993

	$237,685	$192,460

(1)
These securities mature three months or less from the date of purchase.

3. Restricted Funds

        Restricted funds consisted of the following:

	June 30, 2014	December 31, 2013
	($ in thousands)
Short-term:
Collateral on letters of credit for Angola	$—	$200,339

	$—	$200,339

Long-term:
Collateral on letters of credit for Angola	$149,971	$104,496

	$149,971	$104,496

Total restricted funds(1)	$149,971	$304,835

(1)
As of June 30, 2014 and December 31, 2013, $150.0 million and $304.8 million, respectively, was held in a collateral account established to secure letters of credit issued

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Restricted Funds (Continued)

  in support of the Company's contractually agreed work program obligations on Blocks 9, 20 and 21 offshore Angola. During the six months ended June 30, 2014, restricted funds of $153.6 million were released to the Company in connection with completion of certain agreed work program obligations on Block 20 and 21 offshore Angola and $46.7 million was reclassified from short-term restricted funds to long-term restricted funds in connection with the reissuance of the letter of credit in support of the Company's agreed work program obligations on Block 9 offshore Angola. As of June 30, 2014 and December 31, 2013, the collateral in this account was invested in U.S. Treasury bills and Treasury notes purchased at discounts and at premiums, respectively, resulting in a net carrying value of $150.0 million and $304.8 million, respectively. The contractual maturities of these securities are within one year.

  4. Joint Interest and Other Receivables

          Joint interest and other receivables result primarily from billing shared costs under the respective operating agreements to the Company's partners. These are usually settled within 30 days of the invoice date. As of June 30, 2014 and December 31, 2013, the balance in joint interest and other receivables consisted of the following:

	June 30, 2014	December 31, 2013
	($ in thousands)
Partners in the U.S. Gulf of Mexico	$2,527	$68,664
Partners in West Africa(1)	61,292	46,897
Accrued interest on investment securities	7,539	5,632
Other	2,323	3,446

	$73,681	$124,639

(1)
The amount of $61.3 million as of June 30, 2014 includes $1.0 million related to the Company's partners on Block 20 offshore Angola and $60.3 million related to the outstanding balance due from the Company's partners on Blocks 9 and 21 offshore Angola.

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Investments

        The Company's investments in held-to-maturity securities which are recorded at amortized cost and approximate fair market value, were as follows as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	($ in thousands)
U.S. Treasury bills	$158,487	$304,834
U.S. Treasury notes	103,893	—
Corporate securities	1,504,143	856,002
Commercial paper	475,182	408,033
U.S. Agency securities	24,993	—
Certificates of deposit	142,000	105,000

Total	$2,408,698	$1,673,869

        The Company's condensed consolidated balance sheet included the following held-to-maturity securities:

	June 30, 2014	December 31, 2013
	($ in thousands)
Cash and cash equivalents	$—	$34,993
Short-term investments	1,474,767	1,319,380
Short-term restricted funds	—	200,339
Long-term restricted funds	149,971	104,496
Long-term investments	783,960	14,661

	$2,408,698	$1,673,869

        The contractual maturities of these held-to-maturity securities as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	($ in thousands)
Within 1 year	$1,624,738	$1,624,738	$1,659,208	$1,659,208
After 1 year	783,960	783,960	14,661	14,661

	$2,408,698	$2,408,698	$1,673,869	$1,673,869

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

          Level 2—Quoted prices in non-active markets or in active markets for similar assets or liabilities, and inputs other than quoted prices that are observable, for the asset or liability, either directly or indirectly, for substantially the full contractual term of the asset or liability being measured. This category includes the Company's U.S. Treasury bills, U.S. Treasury notes, commercial paper, U.S. agency securities, corporate bonds, and certificates of deposits.

          Level 3—Inputs that are generally unobservable and typically reflect management's estimate of assumptions that market participants would use in pricing the asset or liability. The Company does not currently have any financial instruments categorized as Level 3.

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Fair Value Measurements (Continued)

        The following tables summarize the Company's significant financial instruments as categorized by the fair value measurement hierarchy:

	Level 1		Level 2
					Balance as of June 30, 2014
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)
	($ in thousands)
Cash and cash equivalents:
Cash	$43,253	$43,253	$—	$—	$43,253
Money market funds	194,432	194,432	—	—	194,432

Subtotal	237,685	237,685	—	—	237,685

Short-term investments:
U.S Treasury bills	—	—	112,409	112,409	112,409
Corporate bonds	—	—	745,176	745,176	745,176
Commercial paper	—	—	475,182	475,182	475,182
Certificates of deposits	—	—	142,000	142,000	142,000

Subtotal	—	—	1,474,767	1,474,767	1,474,767

Long-term restricted funds:
U.S. Treasury bills	—	—	46,078	46,078	46,078
U.S. Treasury notes	—	—	103,893	103,893	103,893

Subtotal	—	—	149,971	149,971	149,971

Long-term investments:
U.S Agency securities	—	—	24,993	24,993	24,993
Corporate bonds	—	—	758,967	758,967	758,967

Subtotal	—	—	783,960	783,960	783,960

Total	$237,685	$237,685	$2,408,698	$2,408,698	$2,646,383

Cobalt International Energy, Inc.

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

(1)
As of June 30, 2014 and December 31, 2013, the Company did not record any OTTI on these assets.

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Property, Plant, and Equipment

        Property, plant, and equipment is stated at cost less accumulated depreciation/amortization and consisted of the following:

	Estimated Useful Life (Years)	June 30, 2014	December 31, 2013
		($ in thousands)
Oil and Gas Properties:
Proved properties:
Well and development costs		$124,052	$92,579

Total proved properties		124,052	92,579

Unproved properties:
Oil and gas leasehold		767,747	754,894
Less: accumulated valuation allowance		(160,363)	(160,913)

		607,384	593,981
Exploration wells in process		1,016,164	777,823

Total unproved properties		1,623,548	1,371,804

Total oil and gas properties, net		1,747,600	1,464,383

Other Property and Equipment:
Computer equipment and software	3	5,410	5,115
Office equipment and furniture	3 - 5	2,140	2,132
Vehicles	3	265	265
Leasehold improvements	3 - 10	2,488	2,456
Running tools and equipment	3	6,318	6,318

		16,621	16,286
Less: accumulated depreciation and amortization		(6,575)	(4,394)

Total other property and equipment, net		10,046	11,892

Property, plant, and equipment, net		$1,757,646	$1,476,275

        The Company recorded $1.1 million and $0.4 million of depreciation and amortization expense for the three months ended June 30, 2014 and 2013, respectively, $2.2 million and $0.9 million for the six months ended June 30, 2014 and 2013.

Proved Oil and Gas Properties

        The Heidelberg project was formally sanctioned for development in mid-2013. As a result of the project sanction, the Company reclassified its Heidelberg exploration well costs to proved property well and development costs and these costs will be amortized when the related proved developed reserves are produced. As of June 30, 2014, the well and development costs consist of $31.6 million relating to exploration well costs for the Heidelberg #1 exploration well and Heidelberg #3 appraisal well and $92.5 million for costs associated with field development. As of December 31, 2013, the well and

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Property, Plant, and Equipment (Continued)

development costs consist of $31.6 million relating to exploration well costs for the Heidelberg #1 exploration well and Heidelberg #3 appraisal well and $61.0 million for costs associated with field development.

Unproved Oil and Gas Properties

        As of June 30, 2014 and December 31, 2013, the Company has the following unproved property acquisition costs, net of valuation allowance on the consolidated balance sheets:

	June 30, 2014	December 31, 2013
	($ in thousands)
U.S. Gulf of Mexico:
Individual oil and gas leaseholds with carrying value greater than $1 million	$320,394	$328,128
Individual oil and gas leaseholds with carrying value less than $1 million	89,482	68,895

	409,876	397,023
Accumulated valuation allowance & impairment	(160,363)	(160,913)

	249,513	236,110

West Africa:
Blocks 9, 20 and 21 offshore Angola	355,876	355,876
Diaba Block offshore Gabon	1,995	1,995

	357,871	357,871

Total oil and gas leasehold	$607,384	$593,981

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

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Property, Plant, and Equipment (Continued)

        The following tables reflect the Company's net changes in and the cumulative costs of capitalized exploration well costs (excluding any related leasehold costs):

	June 30, 2014	December 31, 2013
	($ in thousands)
Beginning of period	$777,823	$451,024
Additions to capitalized exploration
U.S. Gulf of Mexico:
Exploration well costs	44,063	154,877
Capitalized interest	2,890	3,928
West Africa:
Exploration well costs	215,774	457,608
Capitalized interest	18,352	12,271
Reclassifications to wells, facilities, and equipment based on determination of proved reserves	—	(38,446)
Amounts charged to expense(1)	(42,738)	(263,439)

End of period	$1,016,164	$777,823

(1)
The amount of $42.7 million for the six months ended June 30, 2014 represents $37.7 million of impairment charges related to wells drilled in the U.S. Gulf of Mexico during the third quarter of 2014, and $5.0 million of impairment charges on residual costs for exploration projects that were impaired in 2013. The Company expects to record additional impairment charges of approximately $11.5 million to $13.5 million during the third quarter of 2014 in connection with the wells impaired during the second quarter of 2014.

	June 30, 2014	December 31, 2013
	($ in thousands)
Cumulative costs:
U.S. Gulf of Mexico
Exploration well costs	$207,889	$204,707
Capitalized interest	6,819	3,928
West Africa
Exploration well costs	770,833	556,917
Capitalized interest	30,623	12,271

	$1,016,164	$777,823

Well costs capitalized for a period greater than one year after completion of drilling (included in table above)	$418,412	$399,775

        As of June 30, 2014, capitalized exploration well costs that have been suspended longer than one year are associated with the Company's Shenandoah, North Platte and Cameia discoveries. Capitalized exploration well costs associated with our Orca, Lontra, Bicuar, Mavinga and Diaman discoveries have

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Property, Plant, and Equipment (Continued)

been suspended for less than one year. These well costs are suspended pending ongoing evaluation including, but not limited to, results of additional appraisal drilling, well-test analysis, additional geological and geophysical data and approval of a development plan. Management believes these discoveries exhibit sufficient indications of hydrocarbons to justify potential development and is actively pursuing efforts to fully assess them. If additional information becomes available that raises substantial doubt as to the economic or operational viability of these discoveries, the associated costs will be expensed at that time. The Heidelberg discovery has been sanctioned for development and the Heidelberg capitalized exploration and appraisal well costs were reclassified to development costs in 2013.

8. Other Assets

        As of June 30, 2014 and December 31, 2013, the balance in other assets consisted of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Debt issue cost(1)	$38,890	$20,983
Long-term portion of prepaid shorebase leases	3,542	3,241
Rig costs(2)	9,610	11,153
Long-term accounts receivable(3)	26,263	17,923
Other	885	437

	$79,190	$53,737

(1)
As of June 30, 2014 and December 31, 2013, the $38.9 million and $21.0 million, respectively, in debt issue costs related to the issuance of the Company's 2.625% convertible senior notes due 2019 and the Company's 3.125% convertible senior notes due 2024, as described in Note 9, and which are amortized over the life of the notes using the effective interest method.

(2)
As of June 30, 2014 and December 31, 2013, the $9.6 million and $11.2 million, respectively, relate to costs associated with the long-term mobilization and the regulatory acceptance testing of the SSV Catarina drilling rig and costs relating to the Rowan Reliance drilling rig which is currently under construction and scheduled for delivery at end of 2014. These costs are or will be amortized over the term of the drilling rig contracts.

(3)
On March 16, 2012, Angola enacted Presidential Decree No. 3/12, which, among other things, provided that Angolan private petroleum companies are exempt from any requirement to carry Sonangol P&P. As a result of this decree, one of the Company's partners in Angola has taken the position that it is no longer required to pay a 3.75% cost interest attributable to Sonangol P&P's share of expenses. As of June 30, 2014 and December 31, 2013, these expenditures totaled approximately $26.3 million and $17.9 million, respectively, which were classified as a long term receivable as the Company expects this amount to be recovered pursuant to the terms of the Risk Services Agreements governing Blocks 9 and 21.

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Long-term Debt

        As of June 30, 2014, the Company's long-term debt consists of the 2.625% convertible senior notes due 2019 issued on December 17, 2012 (the "2.625% Notes") and the 3.125% convertible senior notes due 2024 issued on May 13, 2014 (the "3.125% Notes", and, collectively with the 2.625% Notes, the "Notes") as follows:

2.625% Convertible Senior Notes due 2019

        On December 17, 2012, the Company issued $1.38 billion aggregate principal amount of the 2.625% Notes. The 2.625% Notes are the Company's senior unsecured obligations and interest is payable semi-annually in arrears on June 1 and December 1 of each year. The 2.625% Notes will mature on December 1, 2019, unless earlier repurchased or converted in accordance with the terms of the 2.625% Notes. The 2.625% Notes may be converted at the option of the holder at any time prior to 5:00 p.m., New York City time, on the second scheduled trading day immediately preceding the maturity date, in multiples of $1,000 principal amount. The 2.625% Notes are convertible at an initial conversion rate of 28.023 shares of common stock per $1,000 principal amount, representing an initial conversion price of approximately $35.68 per share for a total of approximately 38.7 million underlying shares. The conversion rate is subject to adjustment upon the occurrence of certain events, as defined in the indenture governing the 2.625% Notes, but will not be adjusted for any accrued and unpaid interest except in limited circumstances. Upon conversion, the Company's conversion obligation may be satisfied, at the Company's option, in cash, shares of common stock or a combination of cash and shares of common stock.

3.125% Convertible Senior Notes due 2024

        On May 13, 2014, the Company issued $1.3 billion aggregate principal amount of the 3.125% Notes. The 3.125% Notes are the Company's senior unsecured obligations and rank equal in right of payment to the 2.625% Notes. Interest on the 3.125% Notes is payable semi-annually in arrears on May 15 and November 15 of each year. The 3.125% Notes will mature on May 15, 2024, unless earlier repurchased, converted or redeemed in accordance with the terms of the Notes. Prior to November 15, 2023, the 3.125% Notes are convertible only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2014 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a 30 consecutive trading-day period ending on, and including, the last trading day of the immediately preceding fiscal quarter exceeds $30.00 on each applicable trading day; (2) during the five business-day period after any five consecutive trading-day period (the "3.125% Notes Measurement Period") in which the trading price per $1,000 principal amount of notes for each trading day of the 3.125% Notes Measurement Period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; (3) if the Company calls all or any portion of the 3.125% Notes for redemption, at any time prior to 5:00 p.m., New York City time, on the second scheduled trading day immediately preceding the related redemption date; or (4) upon the occurrence of specified distributions or the occurrence of specified corporate events. On or after November 15, 2023, the 3.125% Notes may be converted at the option of the holder at any time prior to 5:00 p.m., New York City time, on the second scheduled trading day immediately preceding the stated maturity date, in multiples of $1,000 principal amount. As of June 30, 2014, none of the conditions allowing holders of the 3.125% Notes to convert had been met.

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Long-term Debt (Continued)

        The 3.125% Notes are convertible at an initial conversion rate of 43.3604 shares of common stock per $1,000 principal amount, representing an initial conversion price of approximately $23.06 per share for a total of approximately 56.4 million underlying shares. The conversion rate is subject to adjustment upon the occurrence of certain events, as defined in the indenture governing the 3.125% Notes, but will not be adjusted for any accrued and unpaid interest except in limited circumstances. Upon conversion, the Company's conversion obligation may be satisfied, at the Company's option, in cash, shares of common stock or a combination of cash and shares of common stock.

        Holders of the Notes who convert their Notes in connection with a "make-whole fundamental change", as defined in the indenture governing these Notes, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, as defined in the indenture governing the Notes, holders of the Notes may require the Company to repurchase for cash all or a portion of their Notes equal to $1,000 or a multiple of $1,000 at a fundamental change repurchase price equal to 100% of the principal amount of Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.

        Upon the occurrence of an Event of Default, as defined within the indenture governing the Notes, the trustee or the holders of at least 25% in aggregate principal amount of the Notes then outstanding may declare 100% of the principal of, and accrued and unpaid interest on, all the Notes to be due and payable immediately.

        In accordance with accounting guidance relating to, "Debt with Conversion and Other Options", the Company separately accounts for the liability and equity conversion components of the Notes due to the Company's option to settle the conversion obligation in cash. The fair value of the Notes excluding the conversion feature at the date of issuance was calculated based on the fair value of similar non-convertible debt instruments. The resulting value of the conversion option of the Notes was recognized as a debt discount and recorded as additional paid-in capital on the Company's consolidated balance sheets. Total debt issue cost on the Notes was allocated to the liability component and to the equity component of the Notes accordingly. The debt discount and the liability component of the debt issue costs are amortized over the term of the Notes. The effective interest rate used to amortize the debt discount and the liability component of the debt issue costs were approximately 8.40% and 8.97% on the 2.625% Notes and the 3.125% Notes, respectively, based on the Company's estimated non-convertible borrowing rate as of the date the Notes were issued. Since the Company incurred losses for all periods, the impact of the conversion option would be anti-dilutive to the earnings per share and therefore was not included in the calculation.

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Long-term Debt (Continued)

        The carrying amounts of the liability components of the Notes were as follows:

	June 30, 2014			December 31, 2013
	Principal Amount	Unamortized discount(1)	Carrying Amount	Principal Amount	Unamortized discount	Carrying Amount
	($ in thousands)
Carrying amount of liability component
2.625% Notes	$1,380,000	$(320,248)	$1,059,752	$1,380,000	$(344,020)	$1,035,980
3.125% Notes	1,300,000	(471,466)	828,534	—	—	—

Total	$2,680,000	$(791,714)	$1,888,286	$1,380,000	$(344,020)	$1,035,980

(1)
Unamortized discount will be amortized over the remaining life of the Notes which is 5.5 years for the 2.625% Notes due 2019 and 10 years for the 3.125% Notes due 2024.

(2)
The carrying amounts of the equity components of the Notes were as follows:

	June 30, 2014	December 31, 2013
	($ in thousands)
Debt discount relating to value of conversion option	$866,340	$390,540
Debt issue costs	(20,185)	(9,124)

Total	$846,155	$381,416

        Fair Value    The fair value of the Notes excluding the conversion feature was calculated based on the fair value of similar non-convertible debt instruments since an observable quoted price of the Notes or a similar asset or liability is not readily available. As of June 30, 2014 and December 31, 2013, the fair values of the Notes were as follows:

	June 30, 2014	December 31, 2013
	($ in thousands)
2.625% Notes	$1,248,000	$1,227,000
3.125% Notes	795,000	—

Total	$2,043,000	$1,227,000

        For the three and six months ended June 30, 2014, the Company recorded $8.3 million in accrued interest on the Notes.

        For the three months ended June 30, 2014 and 2013, the interest expense, net of capitalized amount, relating to the Notes was $18.6 million and $16.6 million, respectively. For the six months ended June 30, 2014 and 2013, the interest expense, net of capitalized amount, relating to the Notes was $29.2 million and $35.2 million, respectively.

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Long-term Debt (Continued)

        As of June 30, 2014 and December 31, 2013, the debt discounts associated with the 2.625% Notes and the 3.125% Notes resulted in the recognition of $280.1 million and $121.0 million of deferred tax liability, respectively. The company is in an overall net deferred tax assets position with a full valuation allowance. Therefore, the Company has determined that it is more likely than not, that all of the deferred tax assets will not be realized.

10. Contractual Obligations

        The short-term and long-term contractual obligations consist of the following:

	June 30, 2014	December 31, 2013
	($ in thousands)
Short-term Contractual Obligations:
Social obligation payments for Block 9, offshore Angola	$205	$150
Social obligation payments for Block 21, offshore Angola	300	300
Social obligation and bonus payments for Block 20, offshore Angola(1)	48,569	48,569

	$49,074	$49,019

Long-term Contractual Obligations:
Social obligation payments for Block 9, offshore Angola	$190	$669
Social obligation payments for Block 21, offshore Angola	1,191	1,381
Social obligation and bonus payments for Block 20, offshore Angola(1)	79,996	122,851

	$81,377	$124,901

(1)
The total amount of social obligation payments for Block 20 has been capitalized.

11. Seismic and Exploration Expenses

        Seismic and exploration expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in Thousands)
Seismic costs	$1,540	$2,978	$4,889	$21,087
Leasehold delay rentals	3,131	1,719	4,422	3,106
Drilling rig expense	7,312	(140)	11,647	2,682

	$11,983	$4,557	$20,958	$26,875

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Equity Based Compensation

        The Company accounts for stock-based compensation at fair value. The Company grants various types of stock-based awards including stock options, restricted stock and performance-based awards. The fair value of stock option awards is determined using the Black-Scholes-Merton option-pricing model. For restricted stock awards with market conditions, the fair value of the awards is measured using the asset-or-nothing option pricing model. Restricted stock awards without market conditions and the performance-based awards are valued using the market price of the Company's common stock on the grant date. The Company records compensation cost, net of estimated forfeitures, for stock-based compensation awards over the requisite service period except for performance-based awards. For performance-based awards, compensation cost is recognized over the requisite service period as and when the Company determines that the achievement of the performance condition is probable, using the per-share fair value measured at grant date. As of June 30, 2014, the final tranche of the restricted stock units relating to the performance-based awards were fully vested.

        During the six months ended June 30, 2014, the Company granted a total of 1,150,567 shares of restricted stock and 812,055 stock options to employees. During the six months ended June 30, 2014, the Company also granted 58,037 shares of common stock as retainer awards to non-employee directors who elected to be compensated by stock in lieu of cash payments.

        The Company recorded equity based compensation expense, net of forfeitures, of $7.1 million and $6.0 million for the three months ended June 30, 2014 and 2013, respectively, $15.3 million and $12.2 million for the six months ended June 30, 2014 and 2013, respectively.

13. Segment Information

        The Company currently has two geographic operating segments for its exploratory operations. The operating segments are focused in the deepwater U.S. Gulf of Mexico and offshore West Africa. The following tables provide the geographic operating segment information for the three and six months ended June 30, 2014 and 2013:

	United States	West Africa	Total
	($ in thousands)
Three months ended June 30, 2014
Operating costs and expense	$50,506	$27,085	$77,591

Operating income (loss)	(50,506)	(27,085)	(77,591)

Other income (expense)			(17,165)

Net income (loss)			$(94,756)

Additions to Property and Equipment, net(1)	$28,988	$108,119	$137,107

Three months ended June 30, 2013
Operating costs and expense	$21,715	$43,650	$65,365

Operating income (loss)	(21,715)	(43,650)	(65,365)

Other income (expense)			(13,453)

Net income (loss)			$(78,818)

Additions to Property and Equipment, net(1)	$37,469	$106,852	$144,321

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Segment Information (Continued)

	United States	West Africa	Total
	($ in thousands)
Six months ended June 30, 2014
Operating costs and expense	$81,532	$43,351	$124,883

Operating income (loss)	(81,532)	(43,351)	(124,883)

Other income (expense)			(26,788)

Net income (loss)			$(151,671)

Additions to Property and Equipment, net(1)	$50,364	$231,007	$281,371

Six months ended June 30, 2013
Operating costs and expense	$44,821	$132,996	$177,817

Operating income (loss)	(44,821)	(132,996)	(177,817)

Other income (expense)			(29,088)

Net income (loss)			$(206,905)

Additions to Property and Equipment, net(1)	$92,328	$81,950	$174,278

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

15. Subsequent Events

        The Company is currently subject to a formal order of investigation issued in 2011 by the SEC related to its operations in Angola. In connection with such investigation, on August 4, 2014, the Company received a "Wells Notice" from the Staff of the SEC stating that the Staff has made a preliminary determination to recommend that the SEC institute an enforcement action against the Company, alleging violations of certain federal securities laws. In connection with the contemplated action, the Staff may recommend that the SEC seek remedies that could include an injunction, a cease-and-desist order, disgorgement, pre-judgment interest and civil money penalties. The Wells Notice is neither a formal allegation nor a finding of wrongdoing. It allows the Company the opportunity to provide its reasons of law, policy or fact as to why the proposed enforcement action should not be filed and to address the issues raised by the Staff before any decision is made by the SEC on whether to authorize the commencement of an enforcement proceeding. The Company intends to respond to the Wells Notice in the form of a "Wells Submission" in due course.

        The Company has fully cooperated with the SEC in this matter and intends to continue to do so. The Company has conducted an investigation into these allegations and the receipt of the Wells Notice does not change the Company's belief that its activities in Angola have complied with all laws, including the U.S. Foreign Corrupt Practices Act. The Company is unable to predict the outcome of the SEC's investigation or any action that the SEC may decide to pursue.

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

Overview

        We are an independent exploration and production company with operations in the deepwater U.S. Gulf of Mexico and offshore Angola and Gabon in West Africa. Since our founding in 2005, our oil-focused, below-salt exploration efforts have been successful in each of our three operating areas, resulting in nine discoveries out of the fourteen exploration prospects drilled. These nine discoveries consist of North Platte, Heidelberg and Shenandoah in the U.S. Gulf of Mexico; Cameia, Lontra, Mavinga, Bicuar and Orca offshore Angola; and Diaman offshore Gabon. In addition, we have an interest in the Yucatan discovery in the U.S. Gulf of Mexico. As of December 31, 2013, we had 7.9 million barrels of oil and 3.4 billion cubic feet of gas of net proved undeveloped reserves, all of which is attributed to the Heidelberg field.

Second Quarter 2014 Operational Highlights

  •
  We completed drilling operations on the Orca #1 exploration well on Block 20 offshore Angola, which encountered approximately 250 feet of net oil pay in the sag and syn-rift reservoirs. A drill stem test was conducted on the Orca #1 exploration well, which was successfully tested at a facility-constrained rate of 3,700 barrels of oil per day and 16.3 million cubic feet of gas per day with minimal drawdown (approximately 1%) in the upper sag section of the discovery. The results of this drill stem test confirm that the Orca #1 exploration well is capable of substantial sustained oil production rates. The Orca #1 exploration well is our fifth consecutive pre-salt discovery in Angola's Kwanza basin. We are the operator of Orca and hold a 40% working interest.

  •
  In mid-April, we spud the Cameia #3 appraisal well which we expect to utilize as a development well in the Cameia field development. The results of the Cameia #3 appraisal well were successful and consistent with pre-drill expectations. A successful drill stem test was also conducted on the Cameia #3 appraisal well. Following the completion of final operations on the Cameia #3 appraisal well, we plan to spud the Loengo #1 exploration well on Block 9 offshore Angola. We are the operator of Cameia and hold a 40% working interest.

  •
  On May 28, 2014, we submitted the integrated field development plan for our Cameia project on Block 21 offshore Angola for approval by Sociedade National de Combustíveis de Angola—Empresa Pública ("Sonangol") and the Angola Ministry of Petroleum. We expect formal sanction of the Cameia project in late 2014 or early 2015 and first production from the Cameia project in 2017, assuming we maintain alignment with our partners and Sonangol, including with respect to the financing of the FPSO for the project. We are the operator of and have a 40% working interest in the Cameia project.

  •
  We are participating as a non-operator in the drilling of the Anchor prospect, which will target Inboard Lower Tertiary horizons and a secondary Miocene target in the U.S. Gulf of Mexico. In late-July, the initial exploration well was plugged and abandoned as a result of a mechanical failure in the wellbore prior to the well reaching the targeted geologic horizons. We now expect results from a new replacement exploration well on the Anchor prospect in the first quarter of 2015. We have a 20% working interest in the Anchor prospect.

  •
  We are participating as a non-operator in the Shenandoah #3 appraisal well, which was recently spud and will further appraise our Shenandoah discovery located in the Inboard Lower Tertiary horizons of the U.S. Gulf of Mexico. The initial appraisal well on our Shenandoah discovery encountered more than 1,000 net feet of oil pay in multiple high quality Inboard Lower Tertiary-aged reservoirs. We expect results from the Shenandoah #3 appraisal well by year end 2014. We have a 20% working interest in the Shenandoah discovery.

  •
  The first appraisal well at Yucatan is close to completion. The well is approximately one mile northeast and 1,000 feet structurally down-dip from the Yucatan #1 discovery well. We have a 5.34% working interest in the Yucatan discovery.

  •
  With respect to our Heidelberg project, the operator has begun drilling the first field development well. The hull, topsides, and subsea infrastructure remain on schedule to be fabricated and installed on time to support first production in 2016. We own a 9.375% working interest in the Heidelberg project.

  •
  On April 3, 2014, the Angola Ministry of Petroleum published Executive Decree 95/14, which granted us a two-year extension of the initial exploration phase on Block 9 offshore Angola. We plan to spud the Loengo #1 exploration well on Block 9 offshore Angola following completion of final operations on our Cameia #3 appraisal well. The Loengo #1 exploration well will target pre-salt horizons in Block 9 offshore Angola, where we are the named operator with a 40% working interest. Loengo was mapped using our 3-D seismic data.

Second Quarter 2014 Financial Highlights

  •
  We recorded a net loss of approximately $94.8 million, a 20% increase from the second quarter of 2013. Total operating expenses were approximately $77.6 million, a 19% increase from the second quarter of 2013. The increase in operating expenses for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, was primarily attributed to an increase of $7.4 million in seismic and exploration expenses and $6.7 million in dry hole and impairment charges during the three months ended June 30, 2014.

  •
  Capital and operating expenditures were approximately $192.5 million for the three months ended June 30, 2014.

  •
  On May 13, 2014, we issued $1.3 billion aggregate principal amount of 3.125% convertible senior notes due 2024, resulting in net proceeds to us after deducting underwriting discounts, of approximately $1.27 billion.

  •
  Including our existing cash and investments on hand and restricted cash as of June 30, 2014, we have approximately $2.6 billion of liquidity.

Results of Operations

        We operate our business in two geographic segments: the United States and West Africa. The discussion of the results of operations and the period-to-period comparisons presented below for each operating segment and our consolidated operations analyzes our historical results. The following discussion may not be indicative of future results.

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

	Three Months Ended June 30,
	2014	2013	Increase (Decrease)%
	($ in thousands)
United States Segment:
Oil and gas revenue	$—	$—	$—	—%
Operating costs and expenses:
Seismic and exploration	4,626	3,495	1,131	32%
Dry hole expense and impairment	40,743	2,412	38,331	1589%
General and administrative	4,717	15,499	(10,782)	(70)%
Depreciation and amortization	420	309	111	36%

Total operating costs and expenses	50,506	21,715	28,791	133%

Operating income (loss)	(50,506)	(21,715)	28,791	133%
West Africa Segment:
Oil and gas revenue	$—	$—	$—	—%
Operating costs and expenses:
Seismic and exploration	7,357	1,062	6,295	593%
Dry hole expense and impairment	1,697	33,297	(31,600)	(95)%
General and administrative	17,376	9,153	8,223	90%
Depreciation and amortization	655	138	517	375%

Total operating costs and expenses	27,085	43,650	(16,565)	(38)%

Operating income (loss)	(27,085)	(43,650)	(16,565)	(38)%
Consolidated Operations:
Oil and gas revenue	$—	$—	$—	—%
Operating costs and expenses:
Seismic and exploration	11,983	4,557	7,426	163%
Dry hole expense and impairment	42,440	35,709	6,731	19%
General and administrative	22,093	24,652	(2,559)	(10)%
Depreciation and amortization	1,075	447	628	140%

Total operating costs and expenses	77,591	65,365	12,226	19%

Operating income (loss)	(77,591)	(65,365)	12,226	19%
Other income (expense):
Gain on sale of assets	—	1,496	(1,496)	(100)%
Interest income	1,435	1,619	(184)	(11)%
Interest expense	(18,600)	(16,568)	2,032	12%

Total other income (expense)	(17,165)	(13,453)	3,712	28%

Net income (loss) before income tax	(94,756)	(78,818)	15,938	20%
Income tax expense (benefit)	—	—	—	—%

Net income (loss)	$(94,756)	$(78,818)	$15,938	20%

United States Segment:

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the three months ended June 30, 2014 and 2013, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the three months ended June 30, 2014 and 2013:

        Seismic and exploration.    Seismic and exploration costs increased by $1.1 million during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The increase was primarily attributed to a $1.1 million increase in delay rentals resulting from the acquisition of 44 unproved leases in the U.S. Gulf of Mexico during the three months ended June 30, 2014.

        Dry hole expense and impairment.    Dry hole expense and impairment increased by $38.3 million during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The increase is due primarily to an increase of $37.7 million in dry hole expense relating to wells drilled in the U.S. Gulf of Mexico and an increase of $0.6 million in impairment charges relating to amortization of unproved leasehold with carrying value under $1 million and obsolete inventory during the three months ended June 30, 2014.

        General and administrative.    General and administrative costs decreased by $10.8 million during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The decrease in general and administrative costs during this period was primarily attributed to an increase of $1.9 million in salary and stock compensation, driven in part by our personnel growth, and an increase of $3.7 million in office support expenses, which were offset by a $1.8 million decrease in legal and consulting fees and an increase of $14.6 million in recoveries from partners for overhead and technical service charges pursuant to applicable joint operating agreements.

        Depreciation and amortization.    Depreciation and amortization did not materially change from the three months ended June 30, 2014, as compared to the three months ended June 30, 2013.

West Africa Segment:

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the three months ended June 30, 2014 and 2013, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the three months ended June 30, 2014 and 2013:

        Seismic and exploration.    Seismic and exploration costs increased by $6.3 million during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The increase was attributed primarily to an increase of $6.8 million in other exploration expenses associated with support vessel standby costs and shorebase personnel and equipment costs, which were offset by the decrease of $0.5 million in seismic costs during the three months ended June 30, 2014.

        Dry hole expense and impairment.    Dry hole expense and impairment decreased by $31.6 million during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The decrease is due primarily to dry hole expense of $16.2 million relating to a drill stem test on an exploration well offshore Angola and $17.1 million relating to an exploration well drilled offshore Gabon recognized during the three months ended June 30, 2013, offset by the recognition of a late charge of $1.7 million on the 2013 drill stem test project during the three months ended June 30, 2014.

        General and administrative.    General and administrative costs increased by $8.2 million for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The increase is primarily attributed to an increase of $8.3 million for our share of overhead and technical charges in support of drilling activities, which were offset by a decrease of $0.1 million in staff costs for our Luanda office.

        Depreciation and amortization.    Depreciation and amortization did not materially change from the three months ended June 30, 2014, as compared to the three months ended June 30, 2013.

Consolidated:

        Other income (expense).    Other income (expense) increased by $3.7 million during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The increase was due primarily to additional interest expense resulting from the 3.125% convertible senior notes due 2024 issued in May 2014 during the three months ended June 30, 2014.

        Income tax expense/benefit.    No income tax benefit has been reflected since a full valuation allowance has been established against the deferred tax asset that would have been generated as a result of the operating results.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

	Six Months Ended June 30,
	2014	2013	Increase (Decrease)%
	($ in thousands)
United States Segment:
Oil and gas revenue	$—	$—	$—	—%
Operating costs and expenses:
Seismic and exploration	7,063	10,163	(3,100)	(31)%
Dry hole expense and impairment	53,623	4,829	48,794	1010%
General and administrative	19,978	29,195	(9,217)	(32)%
Depreciation and amortization	868	634	234	37%

Total operating costs and expenses	81,532	44,821	36,711	82%

Operating income (loss)	(81,532)	(44,821)	36,711	82%
West Africa Segment:
Oil and gas revenue	$—	$—	$—	—%
Operating costs and expenses:
Seismic and exploration	13,895	16,712	(2,817)	(17)%
Dry hole expense and impairment	1,858	99,048	(97,190)	(98)%
General and administrative	26,284	16,964	9,320	55%
Depreciation and amortization	1,314	272	1,042	383%

Total operating costs and expenses	43,351	132,996	(89,645)	(67)%

Operating income (loss)	(43,351)	(132,996)	(89,645)	(67)%
Consolidated Operations:
Oil and gas revenue	$—	$—	$—	—%
Operating costs and expenses:
Seismic and exploration	20,958	26,875	(5,917)	(22)%
Dry hole expense and impairment	55,481	103,877	(48,396)	(47)%
General and administrative	46,262	46,159	103	0%
Depreciation and amortization	2,182	906	1,276	141%

Total operating costs and expenses	124,883	177,817	(52,934)	(30)%

Operating income (loss)	(124,883)	(177,817)	(52,934)	(30)%
Other income (expense):
Gain on sale of assets	—	2,993	(2,993)	(100)%
Interest income	2,379	3,144	(765)	(24)%
Interest expense	(29,167)	(35,225)	(6,058)	(17)%

Total other income (expense)	(26,788)	(29,088)	(2,300)	(8)%

Net income (loss) before income tax	(151,671)	(206,905)	(55,234)	(27)%
Income tax expense (benefit)	—	—	—	—%

Net income (loss)	$(151,671)	$(206,905)	$(55,234)	(27)%

United States Segment:

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the six months ended June 30, 2014 and 2013, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the six months ended June 30, 2014 and 2013:

        Seismic and exploration.    Seismic and exploration costs decreased by $3.1 million during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The decrease is due to a $5.6 million decrease in seismic data costs, offset by an increase of $1.3 million in delay rentals resulted from the acquisition of 44 unproved leases offshore U.S. Gulf of Mexico and an increase of $1.2 million in other exploration expenses relating to well control charges during the six months ended June 30, 2013.

        Dry hole expense and impairment.    Dry hole expense and impairment increased by $48.8 million during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The increase is due primarily to an increase of (i) $37.7 million in dry hole expense relating to wells drilled in the U.S. Gulf of Mexico, (ii) $3.2 million of late charge on an exploration well that was plugged and abandoned in 2013, and (iii) $7.9 million in impairment charges relating to unproved leaseholds in the U.S. Gulf of Mexico and obsolete inventory during the three months ended June 30, 2014.

        General and administrative.    General and administrative costs decreased by $9.2 million during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The decrease in general and administrative costs is attributed to an increase of $4.6 million in staff related costs including equity compensation, a $0.6 million increase in contractors and consulting fees and a $6.2 million increase in office support costs, offset by a decrease of $2.8 million in legal fees and an increase of $17.8 million in recoveries from partners for overhead and technical service charges pursuant to applicable joint operating agreements.

        Depreciation and amortization.    Depreciation and amortization did not materially change from the six months ended June 30, 2014, as compared to the six months ended June 30, 2013.

West Africa Segment:

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the six months ended June 30, 2014 and 2013, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the six months ended June 30, 2014 and 2013:

        Seismic and exploration.    Seismic and exploration costs decreased by $2.8 million during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The decrease was due primarily to a decrease of $10.6 million in seismic costs, which were offset by an increase of $7.8 million in other exploration costs associated with standby costs of certain support vessels and shorebase equipment and personnel following the release of the Ocean Confidence drilling rig and the ongoing operations of the SSV Catarina drilling rig during the six months ended June 30, 2013.

        Dry hole expense and impairment.    Dry hole expense and impairment decreased by $97.2 million during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The decrease is due primarily to dry hole expense of $82.0 million relating to a drill stem test on an exploration well offshore Angola and $17.1 million relating to an exploration well drilled offshore Gabon recognized during the six months ended June 30, 2013, offset by the recognition of a late charge of $1.9 million on the 2013 drill stem test project during the six months ended June 30, 2014.

        General and administrative.    General and administrative costs increased by $9.3 million for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The increase is attributed to an $8.5 million increase in technical support from corporate office and a $1.8 million increase in the Luanda office support costs, offset by a decrease of $1.0 million in staff related costs.

        Depreciation and amortization.    Depreciation and amortization did not materially change from the six months ended June 30, 2014, as compared to the six months ended June 30, 2013.

Consolidated:

        Other income (expense).    Other income (expense) decreased by $2.3 million during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The decrease was due primarily to a $6.1 million decrease in interest expense relating to interest capitalized to existing exploration and development projects, which was offset by a decrease of $0.8 million in interest income and a $3.0 million gain on sale of assets during the six months ended June 30, 2014.

        Income tax expense/benefit.    No income tax benefit has been reflected since a full valuation allowance has been established against the deferred tax asset that would have been generated as a result of the operating results.

Liquidity and Capital Resources

        Our Heidelberg project was formally sanctioned in mid-2013, and the operator currently estimates first production from Heidelberg in 2016. We continue to advance our Cameia project through the project development life-cycle. On February 28, 2014, we submitted a formal declaration of commercial discovery to Sonangol with respect to our Cameia discovery. On May 28, 2014, we submitted the integrated field development plan for our Cameia project on Block 21 offshore Angola for approval by Sonangol and the Angola Ministry of Petroleum. In mid April, we spud the Cameia #3 appraisal well which we expect to utilize as a development well in the Cameia field development. The results of the Cameia #3 appraisal well were successful and consistent with pre-drill expectations. A successful drill stem test was also conducted on the Cameia #3 appraisal well. We expect formal sanction of the Cameia project in late 2014 or early 2015 and first production from the Cameia project in 2017, assuming we maintain alignment with our partners and Sonangol, including with respect to the financing of the FPSO for the project.

        Until substantial production is achieved, our primary sources of liquidity are expected to be cash on hand, amounts paid pursuant to the terms of our Total alliance and funds from future equity and debt financings, asset-based ventures and asset monetizations.

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

        As of June 30, 2014, we had approximately $2.6 billion in liquidity, which includes cash and cash equivalents, short-term restricted cash, short-term investments, long-term restricted cash and long-term investments. This amount does not include amounts Total is obligated to pay us pursuant to the terms of our U.S. Gulf of Mexico alliance. We expect to expend approximately $750 to $850 million for our capital and operating expenditures in 2014. Our capital and operating expenditures were approximately $192.5 million and $370.1 million for the three and six months ended June 30, 2014, respectively. Our capital and operating expenditures exclude interest payments, Angolan social contributions and items amortized in future years' operations. We expect that our existing cash on hand will be sufficient to fund our planned exploration and appraisal drilling program and development activities at current working interests through at least mid-2016.

        We are currently pursuing certain asset-based ventures and monetizations to fund our long-term project appraisal, development and exploration activities. We may also seek additional funding through equity and debt financings. Additional funding, including funding through any asset-based venture or monetization, may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our existing stockholders. For example, if we raise additional funds by issuing additional equity securities, further dilution to our existing stockholders will result. If we are unable to obtain funding on a timely basis or on acceptable terms, we may be required to significantly curtail our exploration, appraisal and development activities. Any asset-based venture or monetization may also require us to relinquish rights to some of our development projects or exploration prospects which we would otherwise develop on our own, or with a majority working interest.

  Cash Flows:

	Six Months Ended June 30,
	2014	2013
	($ in thousands)
Net cash provided by (used in):
Operating Activities	$(42,677)	$(233,124)
Investing Activities	(1,181,278)	(900,248)
Financing Activities	1,269,180	(1,095)

        Operating activities.    Net cash of $42.7 million and $233.1 million used in operating activities during six months ended June 30, 2014 and 2013, respectively, were primarily related to cash payments for seismic and exploration expenses incurred in the U.S. Gulf of Mexico and West Africa.

        Investing activities.    Net cash used in investing activities for the six months ended June 30, 2014 was $1.2 billion, compared with net cash used in investing activities of $900.2 million for the six months ended June 30, 2013. The net cash used in investing activities for the six months ended June 30, 2014 was primarily related to the investment of the $1.3 billion net proceeds from the 3.125% convertible senior notes due 2024 that were issued in May 2014. The net cash used in investing activities for the six months ended June 30, 2013 were primarily related to the investment of the $1.4 billion net proceeds from the issuance of 2.625% convertible senior notes due 2019 that were issued in December 2012.

        Financing activities.    Net cash provided by financing activities for the six months ended June 30, 2014 was $1.3 billion, compared with $1.1 million used in financing activities for the six months ended June 30, 2013. The $1.3 billion provided by financing activities for the six months ended June 30, 2014 relates to net proceeds from the 3.125% convertible senior notes due 2024 that were issued in May 2014. The $1.1 million used in financing activities for the six months ended June 30, 2013 relates to payments of debt issue costs associated with the 2.625% convertible senior notes due 2019 that were issued in December 2012.

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

        There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        As previously disclosed, the Company is currently subject to a formal order of investigation issued in 2011 by the SEC related to its operations in Angola. See the discussion under the caption "Risk Factors—We may be exposed to liabilities under the U.S. Foreign Corrupt Practices Act, and any determination that we violated the U.S. Foreign Corrupt Practices Act could have a material adverse effect on our business" in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 for more information.

        In connection with such investigation, on the evening of August 4, 2014, the Company received a "Wells Notice" from the Staff of the SEC stating that the Staff has made a preliminary determination to recommend that the SEC institute an enforcement action against the Company, alleging violations of certain federal securities laws. In connection with the contemplated action, the Staff may recommend that the SEC seek remedies that could include an injunction, a cease-and-desist order, disgorgement, pre-judgment interest and civil money penalties. The Wells Notice is neither a formal allegation nor a finding of wrongdoing. It allows the Company the opportunity to provide its reasons of law, policy or fact as to why the proposed enforcement action should not be filed and to address the issues raised by the Staff before any decision is made by the SEC on whether to authorize the commencement of an enforcement proceeding. The Company intends to respond to the Wells Notice in the form of a "Wells Submission" in due course.

        The Company has fully cooperated with the SEC in this matter and intends to continue to do so. The Company has conducted an extensive investigation into these allegations and the receipt of the Wells Notice does not change the Company's belief that its activities in Angola have complied with all laws, including the U.S. Foreign Corrupt Practices Act. The Company is unable to predict the outcome of the SEC's investigation or any action that the SEC may decide to pursue.

Item 1A.    Risk Factors

        There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 other than the following which relate to our recent issuance of 3.125% convertible senior notes due 2024.

Our level of indebtedness may increase and thereby reduce our financial flexibility.

        We have issued $2.68 billion aggregate principal amount of convertible senior notes (the "notes"). The notes do not contain restrictive covenants, and we may incur significant additional indebtedness in the future in order to make investments or acquisitions or to explore, appraise or develop our oil and natural gas assets. Our level of indebtedness could affect our operations in several ways, including the following:

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

The conditional conversion feature of our 3.125% senior convertibles notes due 2024, if triggered, may adversely affect our financial condition and operating results.

        If the conditional conversion feature of our 3.125% senior convertibles notes due 2024 is triggered, holders of such notes will be entitled to convert these notes at any time during specified periods outlined in the indenture governing such notes, at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than cash in lieu of any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of these notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Conversions of the notes may adversely affect our financial condition and operating results.

        Holders of notes will be entitled to convert the notes at their option at any time up until the maturity date, being December 1, 2019 for the 2.625% convertible senior notes due 2019 and May 15, 2024 for the 3.125% senior convertible notes due 2024. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than cash in lieu of any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the notes, could have a material effect on our reported financial results.

        Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470-20 on the accounting for the notes is that the equity component is required to be included in the additional paid-in capital section of stockholders' equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period's amortization of the debt discount and the instrument's coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.

        We may account for the notes utilizing the treasury stock method. The effect of this method is that the shares issuable upon conversion of convertible securities are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such securities exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the notes would be accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued.

        However, we cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the notes, for whatever reason, then we would have to apply the if-converted method, the effect of which is that conversion will not be assumed for purposes of computing diluted earnings per share if the effect would be antidilutive. Under the if-converted method, for diluted earnings per share purposes, convertible debt is antidilutive whenever its interest, net of tax and nondiscretionary adjustments, per common share obtainable on conversion exceeds basic earnings per share. Dilutive securities that are issued during a period and dilutive convertible securities for which conversion options lapse, or for which related debt is extinguished during a period, will be included in the denominator of diluted earnings per share for the period that they were outstanding. Likewise, dilutive convertible securities converted during a period will be included in the denominator for the period prior to actual conversion. Moreover, interest charges applicable to the convertible debt will be added back to the numerator.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit Number		Description of Document
31.1	*	Certification of the Chief Executive Officer pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	*	Certification of the Chief Financial Officer pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Schema Document

101.CAL	*	XBRL Calculation Linkbase Document

101.DEF	*	XBRL Definition Linkbase Document

101.LAB	*	XBRL Labels Linkbase Document

101.PRE	*	XBRL Presentation Linkbase Document

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Cobalt International Energy, Inc.
By:	/s/ JOSEPH H. BRYANT
	Name:	Joseph H. Bryant
	Title:	Chairman of the Board of Directors and Chief Executive Officer
By:	/s/ JOHN P. WILKIRSON
	Name:	John P. Wilkirson
	Title:	Executive Vice President and Chief Financial Officer

Dated: August 6, 2014

EXHIBIT INDEX

Exhibit Number		Description of Document
31.1	*	Certification of the Chief Executive Officer pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	*	Certification of the Chief Financial Officer pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Schema Document

101.CAL	*	XBRL Calculation Linkbase Document

101.DEF	*	XBRL Definition Linkbase Document

101.LAB	*	XBRL Labels Linkbase Document

101.PRE	*	XBRL Presentation Linkbase Document

*
Filed herewith.