Form 10-Q
period 2014-09-30
Cobalt International Energy, Inc.
filed 2014-11-04
CIK 1471261

Use these links to rapidly review the document

PART I—FINANCIAL INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or
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

        Number of shares of the registrant's common stock outstanding at September 30, 2014: 412,536,865 shares.

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

  •
  military operations, civil unrest, disease, piracy, terrorist acts, wars or embargoes;

  •
  our vulnerability to severe weather events, especially tropical storms and hurricanes in the U.S. Gulf of Mexico;

  •
  the cost and availability of adequate insurance coverage;

  •
  our ability to meet our obligations under the agreements governing our indebtedness; and

  •
  other risk factors discussed in the "Risk Factors" section of our 2013 Annual Report on Form 10-K filed on February 27, 2014 and our Quarterly Report on Form 10-Q filed on August 6, 2014.

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

COBALT INTERNATIONAL ENERGY, INC.

Cobalt International Energy, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2014 (Unaudited)	December 31, 2013
	($ in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$168,980	$192,460
Joint interest and other receivables	180,864	124,639
Prepaid expenses and other current assets	14,485	55,857
Inventory	85,286	74,768
Short-term restricted funds	24,141	200,339
Short-term investments	1,568,295	1,319,380

Total current assets	2,042,051	1,967,443
Property, plant, and equipment:
Oil and gas properties, successful efforts method of accounting, net of accumulated depletion of $-0-	1,865,929	1,464,383
Other property and equipment, net of accumulated depreciation and amortization of $7,629 and $4,394, as of September 30, 2014 and December 31, 2013, respectively	12,594	11,892

Total property, plant, and equipment, net	1,878,523	1,476,275

Long-term restricted funds	125,444	104,496
Long-term investments	506,274	14,661
Deferred income taxes	28,158	17,061
Other assets	51,819	53,737

Total assets	$4,632,269	$3,633,673

Liabilities and Stockholders' Equity
Current liabilities:
Trade and other accounts payable	$10,857	$131,428
Accrued liabilities	208,274	143,459
Short-term contractual obligations	48,978	49,019
Deferred income taxes	28,158	17,061

Total current liabilities	296,267	340,967

Long-term debt	1,908,007	1,035,980
Long-term contractual obligations	103,252	124,901
Other long-term liabilities	2,554	2,679

Total long-term liabilities	2,013,813	1,163,560

Stockholders' Equity:
Common stock, $0.01 par value per share; 2,000,000,000 shares authorized, 407,095,514 and 406,949,839 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	4,071	4,069
Additional paid-in capital	4,129,176	3,641,936
Accumulated deficit during the development stage	(1,811,058)	(1,516,859)

Total stockholders' equity	2,322,189	2,129,146

Total liabilities and stockholders' equity	$4,632,269	$3,633,673

See accompanying notes.

Cobalt International Energy, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands except per share data)
Oil and gas revenue	$—	$—	$—	$—
Operating costs and expenses:
Seismic and exploration	38,333	14,555	59,291	41,430
Dry hole expense and impairment	55,259	108,321	110,740	212,199
General and administrative	26,315	22,347	72,576	68,507
Depreciation and amortization	1,054	440	3,236	1,345

Total operating costs and expenses	120,961	145,663	245,843	323,481

Operating income (loss)	(120,961)	(145,663)	(245,843)	(323,481)
Other income (expense):
Gain on sale of assets	—	—	—	2,993
Interest income	1,895	1,465	4,274	4,610
Interest expense	(23,463)	(15,802)	(52,630)	(51,027)

Total other income (expense)	(21,568)	(14,337)	(48,356)	(43,424)

Net income (loss) before income tax	(142,529)	(160,000)	(294,199)	(366,905)
Income tax expense	—	—	—	—

Net income (loss)	$(142,529)	$(160,000)	$(294,199)	$(366,905)

Basic and diluted income (loss) per share	$(0.35)	$(0.39)	$(0.72)	$(0.90)

Basic and diluted weighted average common shares outstanding	407,095,514	406,941,392	407,058,930	406,803,860

See accompanying notes.

Cobalt International Energy, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit During Development Stage	Total
	($ in thousands)
Balance, December 31, 2013	$4,069	$3,641,936	$(1,516,859)	$2,129,146
Common stock issued for restricted stock and stock options	2	(2)	—	—
Equity based compensation	—	23,102	—	23,102
Exercise of stock options	—	32	—	32
Common stock withheld for taxes on equity based compensation	—	(631)	—	(631)
Equity portion of debt, net of offering costs	—	464,739	—	464,739
Net income (loss)	—	—	(294,199)	(294,199)

Balance, September 30, 2014	$4,071	$4,129,176	$(1,811,058)	$2,322,189

See accompanying notes.

Cobalt International Energy, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	($ in thousands)
Cash flows provided from operating activities
Net income (loss)	$(294,199)	$(366,905)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,236	1,345
Dry hole expense and impairment of unproved properties	110,740	212,199
Gain on sale of assets	—	(2,993)
Equity based compensation	23,102	18,795
Amortization of premium (accretion of discount) on investments	13,626	17,043
Amortization of debt discount	49,944	34,751
Changes in operating assets and liabilities:
Joint interest and other receivables	(56,214)	(48,218)
Inventory	(14,635)	(17,939)
Prepaid expense and other current assets	41,371	(2,482)
Deferred charges and other	36,023	(13,264)
Trade and other accounts payable	(63,276)	(57,459)
Accrued liabilities and other	10,446	(14,856)

Net cash provided by (used in) operating activities	(139,836)	(239,983)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(70,639)	(80,439)
Capital expenditures for other property and equipment	(460)	(7,689)
Exploratory wells drilling in process	(482,811)	(356,764)
Proceeds from sale of oil and gas properties	—	3,006
Change in restricted funds	43,696	90,372
Proceeds from maturity of investment securities	1,293,659	1,003,020
Purchase of investment securities	(1,936,269)	(1,615,834)

Net cash provided by (used in) investing activities	(1,152,824)	(964,328)

Cash flows from financing activities
Proceeds from debt offering, net of costs	1,269,778	(1,190)
Proceeds from stock option exercises	33	198
Payments for common stock withheld for taxes on equity based compensation	(631)	—

Net cash provided by (used in) financing activities	1,269,180	(992)

Net increase (decrease) in cash and cash equivalents	(23,480)	(1,205,303)
Cash and cash equivalents, beginning of period	192,460	1,425,815

Cash and cash equivalents, end of period	$168,980	$220,512

Cash paid for interest	$18,113	$16,502
Non-Cash Disclosures
Changes in accrued capital expenditures	$(43,907)	$(92,534)
Transfer of investment securities to and from restricted funds	$(155,105)	$26

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

Recently Issued Accounting Standards

        In June 2014, the Financial Accounting Standards Board (the "FASB") amended Accounting Standard Codification Topic No. 915, Development Stage Entities (the "ASC Topic 915"), to remove the definition of a development stage entity from the Master Glossary of the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities. The amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

        These amendments and the other remaining disclosure requirements of the ASC Topic 915 should be applied retrospectively. For public business entities, ASC Topic 915 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of ASC Topic 915 is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued or made for issuance. Upon adoption, entities will no longer present or disclose any information required by the ASC Topic 915. The Company elected to apply ASC Topic 915 early effective in the Form 10-Q for the quarter ended June 30, 2014 and other reports thereafter.

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

Investments

        The Company's policy on accounting for its investments, which consist entirely of debt securities, is based on the accounting guidance relating to "Accounting for Certain Investments in Debt and Equity Securities." The Company considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year are classified as long-term investments. The debt securities are carried at amortized costs and classified as held-to-maturity securities as the Company has the positive intent and ability to hold them until they mature. The net carrying value of held-to-maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity over the life of the securities. Held-to-maturity securities are stated at amortized cost, which approximates fair market value as of September 30, 2014 and December 31, 2013. Income related to these securities is reported as a component of interest income in the Company's condensed consolidated statement of operations. See Note 5—Investments.

        Investments are considered to be impaired when a decline in fair value is determined to be other-than-temporary. The Company conducts a regular assessment of its debt securities with unrealized losses to determine whether securities have other-than-temporary impairment ("OTTI"). This assessment considers, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, market conditions and whether the Company intends to sell or whether it is more likely than not that the Company will be required to sell the debt securities. As of September 30, 2014 and December 31, 2013, the Company has no OTTI in its debt securities.

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

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

Earnings (Loss) Per Share

        Basic income (loss) per share was calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the periods presented. The calculation of diluted income (loss) per share should include the potential dilutive impact of non-vested restricted shares, non-vested restricted stock units, outstanding stock options, the 2.625% convertible senior notes due 2019 and the 3.125% convertible senior notes due 2024, during the period, unless their effect is anti-dilutive. For the three months and nine months ended September 30, 2014, 8,643,212 shares of non-vested restricted stock, non-vested restricted stock units, outstanding stock options, the 2.625% convertible senior notes due 2019 and the 3.125% convertible senior notes due 2024, were excluded from the diluted income (loss) per share because they are anti-dilutive. For the three months and nine months ended September 30, 2013, 6,744,278 shares of non-vested restricted stock, non-vested restricted stock units, outstanding stock options and the 2.625% convertible senior notes due 2019 were excluded from the diluted income (loss) per share because they are anti-dilutive.

2. Cash and Cash Equivalents

        Cash and cash equivalents consisted of the following:

	September 30, 2014	December 31, 2013
	($ in thousands)
Cash at banks	$29,546	$82,428
Money market funds	68,448	75,039
Held-to-maturity securities(1)	70,986	34,993

	$168,980	$192,460

(1)
These securities mature three months or less from the date of purchase.

3. Restricted Funds

        Restricted funds consisted of the following:

	September 30, 2014	December 31, 2013
	($ in thousands)
Short-term:
Collateral on letters of credit for Angola	$24,141	$200,339

	$24,141	$200,339

Long-term:
Collateral on letters of credit for Angola	$125,444	$104,496

	$125,444	$104,496

Total restricted funds(1)	$149,585	$304,835

(1)
As of September 30, 2014 and December 31, 2013, $149.6 million and $304.8 million, respectively, was held in a collateral account established to secure letters of credit issued

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Restricted Funds (Continued)

  in support of the Company's contractually agreed work program obligations on Blocks 9, 20 and 21 offshore Angola. During the nine months ended September 30, 2014, restricted funds of $155.3 million were released to the Company in connection with completion of a portion of the agreed work program obligations on Block 20 and 21 offshore Angola and $24.1 million was reclassified from long-term restricted funds to short-term restricted funds in connection with the completion of the Company's agreed work program obligations on Block 9 offshore Angola. As of September 30, 2014 and December 31, 2013, the collateral in this account was invested in U.S. Treasury bills and Treasury notes purchased at discounts and at premiums, respectively, resulting in a net carrying value of $149.6 million and $304.8 million, respectively. The contractual maturities of these securities are within one year.

  4. Joint Interest and Other Receivables

          Joint interest and other receivables result primarily from billing shared costs under the respective operating agreements to the Company's partners. These are usually settled within 30 days of the invoice date. As of September 30, 2014 and December 31, 2013, the balance in joint interest and other receivables consisted of the following:

	September 30, 2014	December 31, 2013
	($ in thousands)
Partners in the U.S. Gulf of Mexico	$4,520	$68,664
Partners in West Africa(1)	165,954	46,897
Accrued interest on investment securities	8,977	5,632
Other	1,413	3,446

	$180,864	$124,639

(1)
The amount of $166.0 million as of September 30, 2014 includes $7.2 million related to the Company's partners on Block 20 offshore Angola and $158.8 million related to the outstanding balance due from the Company's partner on Blocks 9 and 21 offshore Angola. Subsequent to September 30, 2014, the Company collected the $158.8 million outstanding balance due from the Company's partner on Blocks 9 and 21 on October 30, 2014.

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Investments

        The Company's investments in held-to-maturity securities which are recorded at amortized cost and approximate fair market value, were as follows as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	($ in thousands)
U.S. Treasury bills	$93,996	$304,834
U.S. Treasury notes	103,513	—
Corporate securities	1,403,540	856,002
Commercial paper	532,097	408,033
U.S. Agency securities	24,994	—
Certificates of deposit	137,000	105,000

Total	$2,295,140	$1,673,869

        The Company's condensed consolidated balance sheet included the following held-to-maturity securities:

	September 30, 2014	December 31, 2013
	($ in thousands)
Cash and cash equivalents	$70,986	$34,993
Short-term investments	1,568,295	1,319,380
Short-term restricted funds	24,141	200,339
Long-term restricted funds	125,444	104,496
Long-term investments	506,274	14,661

	$2,295,140	$1,673,869

        The contractual maturities of these held-to-maturity securities as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	($ in thousands)
Within 1 year	$1,788,866	$1,788,866	$1,659,208	$1,659,208
After 1 year	506,274	506,274	14,661	14,661

	$2,295,140	$2,295,140	$1,673,869	$1,673,869

6. Fair Value Measurements

        The fair values of the Company's cash and cash equivalents, joint interest and other receivables, short-term restricted funds and investments approximate their carrying amounts due to their short-term duration. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. The Company categorizes each of its fair value

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Fair Value Measurements (Continued)

measurements as applicable to one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. The levels are:

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

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Fair Value Measurements (Continued)

        The following tables summarize the Company's significant financial instruments as categorized by the fair value measurement hierarchy:

	Level 1		Level 2
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)	Balance as of September 30, 2014
	($ in thousands)
Cash and cash equivalents:
Cash	$29,546	$29,546	$—	$—	$29,546
Money market funds	68,448	68,448	—	—	68,448
Commercial paper	—	—	70,986	70,986	70,986

Subtotal	97,994	97,994	70,986	70,986	168,980

Short-term restricted funds:
U.S. Treasury notes	—	—	24,141	24,141	24,141

Subtotal	—	—	24,141	24,141	24,141

Short-term investments:
U.S Treasury bills	—	—	47,924	47,924	47,924
Corporate bonds	—	—	922,260	922,260	922,260
Commercial paper	—	—	461,111	461,111	461,111
Certificates of deposits	—	—	137,000	137,000	137,000

Subtotal	—	—	1,568,295	1,568,295	1,568,295

Long-term restricted funds:
U.S. Treasury bills	—	—	46,071	46,071	46,071
U.S. Treasury notes	—	—	79,373	79,373	79,373

Subtotal	—	—	125,444	125,444	125,444

Long-term investments:
U.S Agency securities	—	—	24,994	24,994	24,994
Corporate bonds	—	—	481,280	481,280	481,280

Subtotal	—	—	506,274	506,274	506,274

Total	$97,994	$97,994	$2,295,140	$2,295,140	$2,393,134

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

(1)
As of September 30, 2014 and December 31, 2013, the Company did not record any OTTI on these assets.

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Property, Plant, and Equipment

        Property, plant, and equipment is stated at cost less accumulated depreciation/amortization and consisted of the following:

	Estimated Useful Life (Years)	September 30, 2014	December 31, 2013
		($ in thousands)
Oil and Gas Properties:
Proved properties:
Well and development costs		$152,314	$92,579

Total proved properties		152,314	92,579

Unproved properties:
Oil and gas leasehold		767,669	754,894
Less: accumulated valuation allowance		(163,622)	(160,913)

		604,047	593,981
Exploration wells in process		1,109,568	777,823

Total unproved properties		1,713,615	1,371,804

Total oil and gas properties, net		1,865,929	1,464,383

Other Property and Equipment:
Computer equipment and software	3	5,535	5,115
Office equipment and furniture	3 - 5	2,140	2,132
Vehicles	3	265	265
Leasehold improvements	3 - 10	2,488	2,456
Running tools and equipment	3	9,795	6,318

		20,223	16,286
Less: accumulated depreciation and amortization		(7,629)	(4,394)

Total other property and equipment, net		12,594	11,892

Property, plant, and equipment, net		$1,878,523	$1,476,275

        The Company recorded $1.0 million and $0.4 million of depreciation and amortization expense for the three months ended September 30, 2014 and 2013, respectively, and $3.2 million and $1.3 million for the nine months ended September 30, 2014 and 2013, respectively.

Proved Oil and Gas Properties

        The Heidelberg project was formally sanctioned for development in mid-2013. As a result of the project sanction, the Company reclassified its Heidelberg exploration well costs to proved property well and development costs and these costs will be amortized when the related proved developed reserves are produced. As of September 30, 2014, the well and development costs consist of $31.4 million relating to exploration well costs for the Heidelberg #1 exploration well and Heidelberg #3 appraisal well and $120.9 million for costs associated with field development. As of December 31, 2013, the well and development costs consist of $31.6 million relating to exploration well costs for the Heidelberg #1 exploration well and Heidelberg #3 appraisal well and $61.0 million for costs associated with field development.

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Property, Plant, and Equipment (Continued)

Unproved Oil and Gas Properties

        As of September 30, 2014 and December 31, 2013, the Company has the following unproved property acquisition costs, net of valuation allowance on the consolidated balance sheets:

	September 30, 2014	December 31, 2013
	($ in thousands)
U.S. Gulf of Mexico:
Individual oil and gas leaseholds with carrying value greater than $1 million	$322,394	$328,128
Individual oil and gas leaseholds with carrying value less than $1 million	87,404	68,895

	409,798	397,023
Accumulated valuation allowance & impairment	(161,122)	(160,913)

	248,676	236,110

West Africa:
Blocks 9, 20 and 21 offshore Angola	355,876	355,876
Diaba Block offshore Gabon	1,995	1,995

	357,871	357,871
Accumulated impairment	(2,500)	—

	355,371	357,871

Total oil and gas leasehold	$604,047	$593,981

Capitalized Exploration Well Costs

        If an exploration well provides evidence as to the existence of sufficient quantities of hydrocarbons to justify evaluation for potential development, drilling costs associated with the well are initially capitalized, or suspended, pending a determination as to whether a commercially sufficient quantity of proved reserves can be attributed to the area as a result of drilling. This determination may take longer than one year in certain areas (generally, deepwater and international locations) depending upon, among other things, (i) the amount of hydrocarbons discovered, (ii) the outcome of planned geological and engineering studies, (iii) the need for additional appraisal drilling activities to determine whether the discovery is sufficient to support an economic development plan and (iv) the requirement for government sanctioning in international locations before proceeding with development activities.

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Property, Plant, and Equipment (Continued)

        The following tables reflect the Company's net changes in and the cumulative costs of capitalized exploration well costs (excluding any related leasehold costs):

	September 30, 2014	December 31, 2013
	($ in thousands)
Beginning of period	$777,823	$451,024
Additions to capitalized exploration
U.S. Gulf of Mexico:
Exploration well costs	91,169	154,877
Capitalized interest	4,471	3,928
West Africa:
Exploration well costs	297,403	457,608
Capitalized interest	31,085	12,271
Reclassifications to wells, facilities, and equipment based on determination of proved reserves	—	(38,446)
Amounts charged to expense(1)	(92,383)	(263,439)

End of period	$1,109,568	$777,823

(1)
The amount of $92.4 million for the nine months ended September 30, 2014 represents $55.2 million of impairment charges related to wells drilled in the U.S. Gulf of Mexico and $37.2 million of impairment charges related to wells drilled offshore Angola during the nine months ended September 30, 2014. The Company expects to record additional impairment charges of approximately $15.0 million to $18.0 million during the fourth quarter of 2014 in connection with the wells impaired during the third quarter of 2014.

	September 30, 2014	December 31, 2013
	($ in thousands)
Cumulative costs:
U.S. Gulf of Mexico
Exploration well costs	$240,699	$204,707
Capitalized interest	8,400	3,928
West Africa
Exploration well costs	817,113	556,917
Capitalized interest	43,356	12,271

	$1,109,568	$777,823

Well costs capitalized for a period greater than one year after completion of drilling (included in table above)	$676,117	$399,775

        As of September 30, 2014, capitalized exploration well costs that have been suspended longer than one year are associated with the Company's Shenandoah, North Platte, Cameia, Lontra, Mavinga and Diaman discoveries. Capitalized exploration well costs associated with our Orca and Bicuar discoveries

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Property, Plant, and Equipment (Continued)

have been suspended for less than one year. These well costs are suspended pending ongoing evaluation including, but not limited to, results of additional appraisal drilling, well-test analysis, additional geological and geophysical data and approval of a development plan. Management believes these discoveries exhibit sufficient indications of hydrocarbons to justify potential development and is actively pursuing efforts to fully assess them. If additional information becomes available that raises substantial doubt as to the economic or operational viability of these discoveries, the associated costs will be expensed at that time. The Heidelberg discovery has been sanctioned for development and the Heidelberg capitalized exploration and appraisal well costs were reclassified to development costs in 2013.

8. Other Assets

        As of September 30, 2014 and December 31, 2013, the balance in other assets consisted of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Debt issue cost(1)	$37,572	$20,983
Long-term portion of prepaid shorebase leases	2,579	3,241
Rig costs(2)	7,410	11,153
Long-term accounts receivable(3)	—	17,923
Other	4,258	437

	$51,819	$53,737

(1)
As of September 30, 2014, the $37.6 million in debt issue costs was related to the issuance of the Company's 2.625% convertible senior notes due 2019 and the Company's 3.125% convertible senior notes due 2024, as described in Note 9. As of December 31, 2013, the $21.0 million in debt issue costs was related to the issuance of the Company's 2.625% convertible senior notes due 2019 as described in Note 9. These debt issue costs are amortized over the life of the notes using the effective interest method.

(2)
As of September 30, 2014 and December 31, 2013, the $7.4 million and $11.2 million, respectively, relate to costs associated with the long-term mobilization and the regulatory acceptance testing of the SSV Catarina drilling rig which is currently drilling in West Africa, and costs relating to the Rowan Reliance drilling rig which is currently under construction and scheduled for delivery in early 2015. These costs are or will be amortized over the term of the drilling rig contracts.

(3)
As of December 31, 2013, the $17.9 million of long-term accounts receivable was related to a 3.75% cost interest disputed by one of our former partners on Block 9 and 21 offshore Angola. On October 30, 2014, the Company collected the entire balance due from the Company's partner on Block 9 and 21 as of September 30, 2014, including amounts related to the aforementioned disputed interest. As of September 30, 2014 the receivable balance related to the aforementioned disputed interest was included in current assets—See (1) of Note 4—Joint Interest Receivable.

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Long-term Debt

        As of September 30, 2014, the Company's long-term debt consists of the 2.625% convertible senior notes due 2019 issued on December 17, 2012 (the "2.625% Notes") and the 3.125% convertible senior notes due 2024 issued on May 13, 2014 (the "3.125% Notes", and, collectively with the 2.625% Notes, the "Notes") as follows:

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

3.125% Convertible Senior Notes due 2024

        On May 13, 2014, the Company issued $1.3 billion aggregate principal amount of the 3.125% Notes. The 3.125% Notes are the Company's senior unsecured obligations and rank equal in right of payment to the 2.625% Notes. Interest on the 3.125% Notes is payable semi-annually in arrears on May 15 and November 15 of each year. The 3.125% Notes will mature on May 15, 2024, unless earlier repurchased, converted or redeemed in accordance with the terms of the Notes. Prior to November 15, 2023, the 3.125% Notes are convertible only under the following circumstances: (1) during any fiscal quarter commencing after September 30, 2014 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a 30 consecutive trading-day period ending on, and including, the last trading day of the immediately preceding fiscal quarter exceeds $30.00 on each applicable trading day; (2) during the five business-day period after any five consecutive trading-day period (the "3.125% Notes Measurement Period") in which the trading price per $1,000 principal amount of notes for each trading day of the 3.125% Notes Measurement Period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; (3) if the Company calls all or any portion of the 3.125% Notes for redemption, at any time prior to 5:00 p.m., New York City time, on the second scheduled trading day immediately preceding the related redemption date; or (4) upon the occurrence of specified distributions or the occurrence of specified corporate events. On or after November 15, 2023, the 3.125% Notes may be converted at the option of the holder at any time prior to 5:00 p.m., New York City time, on the second scheduled trading day immediately preceding the stated maturity date, in multiples of $1,000 principal amount. As of September 30, 2014, none of the conditions allowing holders of the 3.125% Notes to convert had been met.

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

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Long-term Debt (Continued)

        The carrying amounts of the liability components of the Notes were as follows:

	September 30, 2014			December 31, 2013
	Principal Amount	Unamortized discount(1)	Carrying Amount	Principal Amount	Unamortized discount	Carrying Amount
	($ in thousands)
Carrying amount of liability component
2.625% Notes	$1,380,000	$(308,002)	$1,071,998	$1,380,000	$(344,020)	$1,035,980
3.125% Notes	1,300,000	(463,991)	836,009	—	—	—

Total	$2,680,000	$(771,993)	$1,908,007	$1,380,000	$(344,020)	$1,035,980

(1)
Unamortized discount will be amortized over the remaining life of the Notes which is 5.25 years for the 2.625% Notes and 9.75 years for the 3.125% Notes.

        The carrying amounts of the equity components of the Notes were as follows:

	September 30, 2014	December 31, 2013
	($ in thousands)
Debt discount relating to value of conversion option	$866,340	$390,540
Debt issue costs	(20,185)	(9,124)

Total	$846,155	$381,416

        Fair Value    The fair value of the Notes excluding the conversion feature was calculated based on the fair value of similar non-convertible debt instruments since an observable quoted price of the Notes or a similar asset or liability is not readily available. As of September 30, 2014 and December 31, 2013, the fair values of the Notes were as follows:

	September 30, 2014	December 31, 2013
	($ in thousands)
2.625% Notes	$1,324,000	$1,227,000
3.125% Notes	981,000	—

Total	$2,305,000	$1,227,000

        As of September 30, 2014, the Company had $27.4 million in accrued interests on the Notes.

        For the three months ended September 30, 2014 and 2013, the interest expense, net of capitalized amount, relating to the Notes was $23.5 million and $15.8 million, respectively. For the nine months ended September 30, 2014 and 2013, the interest expense, net of capitalized amount, relating to the Notes was $52.6 million and $51.0 million, respectively.

        As of September 30, 2014 and December 31, 2013, the debt discounts associated with the 2.625% Notes and the 3.125% Notes resulted in the recognition of $271.6 million and $121.0 million of

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Long-term Debt (Continued)

deferred tax liability, respectively. The Company is in an overall net deferred tax assets position with a full valuation allowance. Therefore, the Company has determined that it is more likely than not that all of the deferred tax assets will not be realized.

10. Contractual Obligations

        The short-term and long-term contractual obligations consist of the following:

	September 30, 2014	December 31, 2013
	($ in thousands)
Short-term Contractual Obligations:
Social obligation payments for Block 9, offshore Angola	$109	$150
Social obligation payments for Block 21, offshore Angola	300	300
Social obligation and bonus payments for Block 20, offshore Angola(1)	48,569	48,569

	$48,978	$49,019

Long-term Contractual Obligations:
Social and work program obligation payments for Block 9, offshore Angola	$22,265	$669
Social obligation payments for Block 21, offshore Angola	991	1,381
Social obligation and bonus payments for Block 20, offshore Angola(1)	79,996	122,851

	$103,252	$124,901

(1)
The total amount of social obligation payments for Block 20 has been capitalized.

11. Seismic and Exploration Expenses

        Seismic and exploration expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in Thousands)
Seismic costs	$7,886	$13,461	$12,774	$34,548
Leasehold delay rentals	1,125	944	5,547	4,050
Drilling rig and other exploration expense	29,322	150	40,970	2,832

	$38,333	$14,555	$59,291	$41,430

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Equity Based Compensation

        The Company accounts for stock-based compensation at fair value. The Company grants various types of stock-based awards including stock options, restricted stock and performance-based awards. The fair value of stock option awards is determined using the Black-Scholes-Merton option-pricing model. For restricted stock awards with market conditions, the fair value of the awards is measured using the asset-or-nothing option pricing model. Restricted stock awards without market conditions and the performance-based awards are valued using the market price of the Company's common stock on the grant date. The Company records compensation cost, net of estimated forfeitures, for stock-based compensation awards over the requisite service period except for performance-based awards. For performance-based awards, compensation cost is recognized over the requisite service period as and when the Company determines that the achievement of the performance condition is probable, using the per-share fair value measured at grant date. During the nine months ended September 30, 2014, the Company granted a total of 1,212,417 shares of restricted stock and 812,055 stock options to employees. During the nine months ended September 30, 2014, the Company also granted 18,308 shares of common stock as retainer awards to non-employee directors who elected to be compensated by stock in lieu of cash payments.

        The Company recorded equity based compensation expense, net of forfeitures, of $7.8 million and $6.5 million for the three months ended September 30, 2014 and 2013, respectively, and $23.1 million and $18.8 million for the nine months ended September 30, 2014 and 2013, respectively.

13. Segment Information

        The Company currently has two geographic operating segments. The operating segments are focused in the deepwater U.S. Gulf of Mexico and offshore West Africa. The following tables provide the geographic operating segment information for the three and nine months ended September 30, 2014 and 2013:

	United States	West Africa	Total
	($ in thousands)
Three months ended September 30, 2014
Operating costs and expense	$45,208	$75,753	$120,961

Operating income (loss)	(45,208)	(75,753)	(120,961)

Other income (expense)			(21,568)

Net income (loss)			$(142,529)

Additions to Property and Equipment, net(1)	$61,532	$59,345	$120,877

Three months ended September 30, 2013
Operating costs and expense	$122,995	$22,668	$145,663

Operating income (loss)	(122,995)	(22,668)	(145,663)

Other income (expense)			(14,337)

Net income (loss)			$(160,000)

Additions to Property and Equipment, net(1)	$1,329	$148,262	$149,591

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Segment Information (Continued)

	United States	West Africa	Total
	($ in thousands)
Nine months ended September 30, 2014
Operating costs and expense	$126,739	$119,104	$245,843

Operating income (loss)	(126,739)	(119,104)	(245,843)

Other income (expense)			(48,356)

Net income (loss)			$(294,199)

Additions to Property and Equipment, net(1)	$111,895	$290,353	$402,248

Nine months ended September 30, 2013
Operating costs and expense	$167,817	$155,664	$323,481

Operating income (loss)	(167,817)	(155,664)	(323,481)

Other income (expense)			(43,424)

Net income (loss)			$(366,905)

Additions to Property and Equipment, net(1)	$93,657	$230,212	$323,869

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

15. Other Matters

        As previously disclosed, the Company is currently subject to a formal order of investigation issued in 2011 by the SEC related to its operations in Angola. On August 4, 2014, the Company received a Wells Notice from the Staff of the SEC with respect to such investigation. On September 24, 2014, the Company responded to the Wells Notice in the form of a Wells Submission. The Company is unable to predict the outcome of the SEC's investigation or any action that the SEC may decide to pursue.

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

Overview

        We are an independent exploration and production company with operations in the deepwater U.S. Gulf of Mexico and offshore Angola and Gabon in West Africa. Since our founding in 2005, our oil-focused, below-salt exploration efforts have been successful in each of our three operating areas, resulting in nine discoveries out of the fifteen exploration prospects drilled. These nine discoveries consist of North Platte, Heidelberg and Shenandoah in the U.S. Gulf of Mexico; Cameia, Lontra, Mavinga, Bicuar and Orca offshore Angola; and Diaman offshore Gabon. In addition, we have an interest in the Yucatan discovery in the U.S. Gulf of Mexico. As of December 31, 2013, we had 7.9 million barrels of oil and 3.4 billion cubic feet of gas of net proved undeveloped reserves, all of which is attributed to the Heidelberg field.

Third Quarter 2014 Operational Highlights

  U.S. Gulf of Mexico

  •
  With respect to our Heidelberg project, the operator has drilled the first field development well. The hull has recently arrived in the U.S. Gulf of Mexico, and the topsides and subsea infrastructure remain on schedule to be fabricated and installed on time to support initial production in the first half of 2016. We own a 9.375% working interest in the Heidelberg project.

  •
  We are participating as a non-operator in the Shenandoah #3 appraisal well, which will further appraise our Shenandoah discovery located in the Inboard Lower Tertiary horizons of the U.S. Gulf of Mexico. The initial appraisal well on our Shenandoah discovery encountered more than 1,000 net feet of oil pay in multiple high quality Inboard Lower Tertiary-aged reservoirs with no identified oil/water contact in any productive zone encountered. We expect results from the Shenandoah #3 appraisal well in late 2014 or early 2015. We have a 20% working interest in the Shenandoah discovery.

  •
  We are participating as a non-operator in the drilling of the Anchor prospect, which will target Inboard Lower Tertiary horizons and a secondary Miocene horizon in the U.S. Gulf of Mexico. We expect results from an exploration well on the Anchor prospect in the first quarter of 2015. We have a 20% working interest in the Anchor prospect.

  •
  The first appraisal well at Yucatan reached total depth of 33,838 feet in the third quarter and encountered approximately 57 gross feet of pay in Lower Tertiary oil bearing sands down-dip of the initial discovery. The well results and data acquired are currently being evaluated and the operator has transitioned the project over to its appraisal team. The Yucatan discovery is located approximately three miles south of the Shenandoah discovery. We have a 5.34% working interest in the Yucatan discovery.

  •
  We expect to take delivery of the Rowan Reliance, a new-build, ultra-deepwater dynamically positioned drillship, in the U.S. Gulf of Mexico in early 2015. Following the satisfactory completion of certain deepwater acceptance procedures, we will utilize the Rowan Reliance to drill our North Platte #2 appraisal well, which we expect to spud in the first quarter of 2015. We have a 60% working interest in our North Platte discovery.

  West Africa

  •
  The results of the Cameia #3 appraisal well on Block 21 offshore Angola, which included a drill stem test, were successful and consistent with pre-drill expectations. We plan to utilize the Cameia #3 well as a field development well. We are working with Sonangol to obtain approval of the integrated field development plan as well as financing for the use of a floating production, storage and offloading vessel (FPSO) to be used at the Cameia field. We expect formal sanction of the Cameia project in late 2014 or early 2015 and the award of major project facilities, including the FPSO and subsea trees and manifolds, umbilicals, risers and flowlines by the first quarter of 2015. Delays in obtaining necessary Sonangol approvals or financing for the Cameia FPSO could delay the award of such project facilities and our target of 2017 first oil production. We are the operator of the Cameia project and hold a 40% working interest.

  •
  We spud the Loengo #1 exploration well on Block 9 offshore Angola in August 2014. The Loengo #1 exploration well reached total depth on October 8, 2014 and did not encounter commercial hydrocarbons. The well has subsequently been plugged and abandoned. We hold a 40% working interest in Loengo. The Petroserv Catarina drilling rig has moved to the Mupa #1 exploration well on Block 21 offshore Angola. We have a 40% working interest in the Mupa prospect.

  •
  On August 26, 2014, we received documentation confirming that Nazaki Oil and Gaz ("Nazaki") and Alper Oil Limitada ("Alper") are no longer members of the contractor group of Blocks 9 and 21 offshore Angola. Pursuant to a series of Executive Decrees passed by the Republic of Angola, the working interests previously held by Nazaki and Alper in Blocks 9 and 21 have been transferred to and are now held by Sonangol Pesquisa e Produção, S.A. ("Sonangol P&P"). As a result, we no longer have any relationship with Nazaki or Alper. The contractor groups for Blocks 9 and 21 offshore Angola now consist only of Sonangol P&P (60% working interest) and the Company (40% working interest). Our obligation to carry and pay for Alper's 10% working interest terminated immediately with the transfer of Alper's interest to Sonangol P&P pursuant to the terms of our 2010 agreements with Alper. As a result, our paying interest in these blocks has been reduced from 62.5% to 52.5% during the initial exploration period, with Sonangol P&P being obligated to pay the remaining 47.5%. In addition, all historical costs of our carry of Alper will be recouped by us from Sonangol P&P's share of production revenues from these blocks. The composition and paying interests of the contractor group for Block 20 remain unchanged.

Third Quarter 2014 Financial Highlights

  •
  We recorded a net loss of approximately $142.5 million, an 11% decrease from the third quarter of 2013. Total operating expenses were approximately $121.0 million, a 17% decrease from the third quarter of 2013. The decrease in operating expenses for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, was primarily attributed to $108.3 million in dry hole and impairment charges during the three months ended September 30, 2013.

  •
  Capital and operating expenditures were approximately $189.3 million for the three months ended September 30, 2014.

  •
  Including our existing cash and investments on hand and restricted cash as of September 30, 2014, we have approximately $2.4 billion of liquidity.

Results of Operations

        We operate our business in two geographic segments: the United States and West Africa. The discussion of the results of operations and the period-to-period comparisons presented below for each operating segment and our consolidated operations analyzes our historical results. The following discussion may not be indicative of future results.

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

	Three Months Ended September 30,
	2014	2013	Increase (Decrease)%
	($ in thousands)
United States Segment:
Oil and gas revenue	$—	$—	$—	—%
Operating costs and expenses:
Seismic and exploration	9,587	13,459	(3,872)	(29)%
Dry hole expense and impairment	17,410	95,417	(78,007)	(82)%
General and administrative	17,801	13,818	3,983	29%
Depreciation and amortization	410	301	109	36%

Total operating costs and expenses	45,208	122,995	(77,787)	(63)%

Operating income (loss)	(45,208)	(122,995)	(77,787)	(63)%
West Africa Segment:
Oil and gas revenue	$—	$—	$—	—%
Operating costs and expenses:
Seismic and exploration	28,746	1,096	27,650	2523%
Dry hole expense and impairment	37,849	12,904	24,945	193%
General and administrative	8,514	8,529	(15)	0%
Depreciation and amortization	644	139	505	363%

Total operating costs and expenses	75,753	22,668	53,085	234%

Operating income (loss)	(75,753)	(22,668)	53,085	234%
Consolidated Operations:
Oil and gas revenue	$—	$—	$—	—%
Operating costs and expenses:
Seismic and exploration	38,333	14,555	23,778	163%
Dry hole expense and impairment	55,259	108,321	(53,062)	(49)%
General and administrative	26,315	22,347	3,968	18%
Depreciation and amortization	1,054	440	614	140%

Total operating costs and expenses	120,961	145,663	(24,702)	(17)%

Operating income (loss)	(120,961)	(145,663)	(24,702)	(17)%
Other income (expense):
Interest income	1,895	1,465	430	29%
Interest expense	(23,463)	(15,802)	7,661	48%

Total other income (expense)	(21,568)	(14,337)	7,231	50%

Net income (loss) before income tax	(142,529)	(160,000)	(17,471)	(11)%
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(142,529)	$(160,000)	$(17,471)	(11)%

United States Segment:

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the three months ended September 30, 2014 and 2013, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the three months ended September 30, 2014 and 2013:

        Seismic and exploration.    Seismic and exploration costs decreased by $3.9 million during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The decrease was primarily attributed to incurring $12.5 million for 3-D seismic data covering several blocks associated with the Shenandoah prospect during the three months ended September 30, 2013, and incurring $7.9 million on primarily 2-D seismic data licenses for blocks in central and eastern U.S. Gulf of Mexico during the three months ended September 30, 2014. This resulted in the decrease of $4.6 million in seismic costs during the three months ended September 30, 2014 which was offset by the increase of $0.7 million in delay rentals and other exploration expenses.

        Dry hole expense and impairment.    Dry hole expense and impairment decreased by $78.0 million during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The decrease is reflected in the following table:

	Three Months Ended September 30,
	2014	2013	Increase (Decrease)
	($ in thousands)
Impairment of Unproved Leasehold:
Ardennes prospect	—	$29,122	$(29,122)
Amortization of leasehold with carrying value under $1 million	2,774	2,179	595
Dry Hole Expense:
Ardennes #1 exploration well	—	64,116	(64,116)
Aegean #1 exploration well	710	—	710
Anchor #1 exploration well	9,780	—	9,780
Yucatan #2 exploration well	3,806	—	3,806
Other Impairments:
Obsolete inventory	340	—	340

	$17,410	$95,417	$(78,007)

        General and administrative.    General and administrative costs increased by $4.0 million during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The increase of $4.0 million was attributable to an increase of $2.0 million in salary and stock compensation, driven in part by our personnel growth, an increase of $1.8 million in office support expenses, a decrease of $3.0 million in recoveries from partners for overhead and technical service charges pursuant to applicable joint operating agreements, all of which were offset by a $2.8 million decrease in legal and consulting fees.

        Depreciation and amortization.    Depreciation and amortization did not materially change from the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.

West Africa Segment:

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the three months ended September 30, 2014 and 2013, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the three months ended September 30, 2014 and 2013:

        Seismic and exploration.    Seismic and exploration costs increased by $27.7 million during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The increase was attributed primarily to an increase of $6.7 million in other exploration expenses associated with support vessel standby costs and shorebase personnel and equipment costs and an increase of $21.9 million in exploration costs associated with Block 9 drilling obligations, all of which were offset by the decrease of $0.9 million in seismic costs during the three months ended September 30, 2014.

        Dry hole expense and impairment.    Dry hole expense and impairment increased by $24.9 million during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase is reflected in the following table:

	Three Months Ended September 30,
	2014	2013	Increase (Decrease)
	($ in thousands)
Impairment of Unproved Leasehold:
Block 9 prospect	$2,500	$—	$2,500
Dry Hole Expense:
Cameia #2 drill stem test	147	384	(237)
Mavinga #1 exploration well	—	12,520	(12,520)
Loengo #1 exploration well	35,202	—	35,202

	$37,849	$12,904	$24,945

        General and administrative.    General and administrative costs did not materially change from the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.

        Depreciation and amortization.    Depreciation and amortization did not materially change from the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.

Consolidated:

        Other income (expense).    Other income (expense) increased by $7.2 million during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The increase was due primarily to additional interest expense resulting from the 3.125% convertible senior notes due 2024 issued in May 2014 during the three months ended September 30, 2014.

        Income tax expense/benefit.    No income tax benefit has been reflected since a full valuation allowance has been established against the deferred tax asset that would have been generated as a result of the operating results.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

	Nine Months Ended September 30,
	2014	2013	Increase (Decrease)%
	($ in thousands)
United States Segment:
Oil and gas revenue	$—	$—	$—	—%
Operating costs and expenses:
Seismic and exploration	16,650	23,622	(6,972)	(30)%
Dry hole expense and impairment	71,034	100,246	(29,212)	(29)%
General and administrative	37,778	43,014	(5,236)	(12)%
Depreciation and amortization	1,277	935	342	37%

Total operating costs and expenses	126,739	167,817	(41,078)	(24)%

Operating income (loss)	(126,739)	(167,817)	(41,078)	(24)%
West Africa Segment:
Oil and gas revenue	$—	$—	$—	—%
Operating costs and expenses:
Seismic and exploration	42,641	17,808	24,833	139%
Dry hole expense and impairment	39,706	111,953	(72,247)	(65)%
General and administrative	34,798	25,493	9,305	37%
Depreciation and amortization	1,959	410	1,549	378%

Total operating costs and expenses	119,104	155,664	(36,560)	(23)%

Operating income (loss)	(119,104)	(155,664)	(36,560)	(23)%
Consolidated Operations:
Oil and gas revenue	$—	$—	$—	—%
Operating costs and expenses:
Seismic and exploration	59,291	41,430	17,861	43%
Dry hole expense and impairment	110,740	212,199	(101,459)	(48)%
General and administrative	72,576	68,507	4,069	6%
Depreciation and amortization	3,236	1,345	1,891	141%

Total operating costs and expenses	245,843	323,481	(77,638)	(24)%

Operating income (loss)	(245,843)	(323,481)	(77,638)	(24)%
Other income (expense):
Gain on sale of assets	—	2,993	(2,993)	(100)%
Interest income	4,274	4,610	(336)	(7)%
Interest expense	(52,630)	(51,027)	1,603	3%

Total other income (expense)	(48,356)	(43,424)	4,932	11%

Net income (loss) before income tax	(294,199)	(366,905)	(72,706)	(20)%
Income tax expense (benefit)	—	—	—	—%

Net income (loss)	$(294,199)	$(366,905)	$(72,706)	(20)%

United States Segment:

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the nine months ended September 30, 2014 and 2013, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the nine months ended September 30, 2014 and 2013:

        Seismic and exploration.    Seismic and exploration costs decreased by $7.0 million during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The decrease was primarily attributed to incurring $19.5 million of 3-D seismic data associated with the Shenandoah prospect during the nine months ended September 30, 2013, and incurring $9.3 million of primarily 2-D seismic data covering blocks in central and eastern U.S. Gulf of Mexico during the nine months ended September 30, 2014. This resulted in the decrease of $10.2 million in seismic costs during the three months ended September 30, 2014 which was offset by the increase of $1.4 million in delay rentals and $1.8 million in other exploration expenses.

        Dry hole expense and impairment.    Dry hole expense and impairment decreased by $29.2 million during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The decrease is reflected in the following table:

	Nine Months Ended September 30,
	2014	2013	Increase (Decrease)
	($ in thousands)
Impairment of Unproved Leasehold:
Ardennes prospect	$—	$29,122	$(29,122)
Other leasehold	7,509	—	7,509
Amortization of leasehold with carrying value under $1 million	7,709	7,008	701
Dry Hole Expense:
Ardennes #1 exploration well	—	64,116	(64,116)
Aegean #1 exploration well	3,929	—	3,929
Anchor #1 exploration well	35,547	—	35,547
Yucatan #2 exploration well	15,700	—	15,700
Other Impairments:
Obsolete inventory	640	—	640

	$71,034	$100,246	$(29,212)

        General and administrative.    General and administrative costs decreased by $5.2 million during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The decrease in general and administrative costs is attributed to an increase of $6.6 million in staff related costs including equity compensation, and a $3.6 million increase in office support costs, offset by a decrease of $2.5 million in certain consultant and contractor expenses, a decrease of $2.7 million in legal fees and an increase of $10.2 million in recoveries from partners for overhead and technical service charges pursuant to applicable joint operating agreements.

        Depreciation and amortization.    Depreciation and amortization did not materially change from the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013.

West Africa Segment:

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the nine months ended September 30, 2014 and 2013, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the nine months ended September 30, 2014 and 2013:

        Seismic and exploration.    Seismic and exploration costs increased by $24.8 million during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The increase was due primarily to an increase of $13.3 million in other exploration costs associated with standby costs of certain support vessels and shorebase equipment and personnel following the release of the Ocean Confidence drilling rig and the ongoing operations of the SSV Catarina drilling rig, an increase of $21.9 million in exploration costs associated with Block 9 drilling obligations and an increase of $1.2 million in freight costs, all of which were offset by decrease of $11.6 million in seismic costs during the nine months ended September 30, 2014.

        Dry hole expense and impairment.    Dry hole and impairment expenses decreased by $72.2 million during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The decrease is reflected in the following table:

	Nine Months Ended September 30,
	2014	2013	Increase (Decrease)
	($ in thousands)
Impairment of Unproved Leasehold:
Block 9 prospect	$2,500	$—	$2,500
Dry Hole Expense:
Cameia #2 drill stem test	2,004	82,367	(80,363)
Diaman #1 exploration well	—	17,066	(17,066)
Mavinga #1 exploration well	—	12,520	(12,520)
Loengo #1 exploration well	35,202	—	35,202

	$39,706	$111,953	$(72,247)

        General and administrative.    General and administrative costs increased by $9.3 million for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The increase is attributed to an $11.3 million increase in technical support from corporate office and a $0.5 million increase in the Luanda staff related costs, offset by a decrease of $1.3 million in Luanda office support expenses and a decrease of $1.2 million in certain consultant and contractor expenses.

        Depreciation and amortization.    Depreciation and amortization increased by $1.5 million from the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The increase was due primarily to the depreciation of the $9.8 million in running tools and equipment of which $6.3 million were purchased in 2013 and $3.6 million were transferred from the drilling rigs.

Consolidated:

        Other income (expense).    Other income (expense) increased by $4.9 million during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The increase was due primarily to additional interest expense resulting from the 3.125% convertible senior notes due 2024 issued in May 2014 during the nine months ended September 30, 2014.

        Income tax expense/benefit.    No income tax benefit has been reflected since a full valuation allowance has been established against the deferred tax asset that would have been generated as a result of the operating results.

Liquidity and Capital Resources

        Our Heidelberg project was sanctioned in mid-2013, and the operator currently estimates first production from Heidelberg in the first half of 2016. We continue to advance our Cameia project through the project development life-cycle. On February 28, 2014, we submitted a formal declaration of commercial discovery to Sonangol with respect to our Cameia discovery. On May 28, 2014, we submitted the integrated field development plan for our Cameia project on Block 21 offshore Angola for approval by Sonangol and the Angola Ministry of Petroleum. We are working with Sonangol to obtain approval of the integrated field development plan as well as financing for the use of an FPSO to be used at the Cameia field. We expect formal sanction of the Cameia project in late 2014 or early 2015 and the award of major project facilities, including the FPSO and subsea trees and manifolds, umbilicals, risers and flowlines by the first quarter of 2015. Delays in obtaining necessary Sonangol approvals or financing for the Cameia FPSO could delay the award of such project facilities and our target of 2017 first oil production from the Cameia project.

        Until substantial production is achieved, our primary sources of liquidity are expected to be cash on hand, amounts paid pursuant to the terms of our Total alliance and funds from any future equity and debt financings, asset-based ventures and asset monetizations.

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

        Our future financial condition and liquidity will be impacted by, among other factors, our ability to obtain financing, oil and gas prices, the success of our project development and exploration efforts, the number of commercially viable hydrocarbon discoveries made and the quantities of hydrocarbons discovered, the speed with which we can bring such discoveries to production, whether and to what extent we invest in additional oil leases and concessional licenses, and the actual cost of exploration, appraisal and development of our prospects.

        As of September 30, 2014, we had approximately $2.4 billion in liquidity, which includes cash and cash equivalents, short-term restricted cash, short-term investments, long-term restricted cash and long-term investments. This amount does not include amounts Total is obligated to pay us pursuant to the terms of our U.S. Gulf of Mexico alliance. We expect to expend approximately $750 to $850 million for our capital and operating expenditures in 2014. Our capital and operating expenditures were approximately $189.3 million and $559.4 million for the three and nine months ended September 30, 2014, respectively. Our capital and operating expenditures exclude interest payments, Angolan social contributions and items amortized in future years' operations. We expect that our existing cash on hand will be sufficient to fund our planned exploration and appraisal drilling program and development activities at current working interests through at least mid-2016.

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

  Cash Flows:

	Nine Months Ended September 30,
	2014	2013
	($ in thousands)
Net cash provided by (used in):
Operating Activities	$(139,836)	$(239,983)
Investing Activities	(1,152,824)	(964,328)
Financing Activities	1,269,180	(992)

        Operating activities.    Net cash of $139.8 million and $240.0 million used in operating activities during nine months ended September 30, 2014 and 2013, respectively, were primarily related to cash payments for seismic and exploration expenses incurred in the U.S. Gulf of Mexico and West Africa.

        Investing activities.    Net cash used in investing activities for the nine months ended September 30, 2014 was $1.2 billion, compared with net cash used in investing activities of $964.3 million for the nine months ended September 30, 2013. The net cash used in investing activities for the nine months ended September 30, 2014 was primarily related to the investment of the $1.3 billion net proceeds from the issuance of our 3.125% convertible senior notes due 2024. The net cash used in investing activities for the nine months ended September 30, 2013 were primarily related to the investment of the $1.35 billion net proceeds from the issuance of our 2.625% convertible senior notes due 2019.

        Financing activities.    Net cash provided by financing activities for the nine months ended September 30, 2014 was $1.3 billion, compared with $1.0 million used in financing activities for the nine months ended September 30, 2013. The $1.3 billion provided by financing activities for the nine months ended September 30, 2014 relates to the net proceeds from the issuance of our 3.125% convertible senior notes due 2024. The $1.0 million used in financing activities for the nine months ended September 30, 2013 relates to payments of debt issue costs associated with our 2.625% convertible senior notes due 2019.

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

        There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        As previously disclosed, we are currently subject to a formal order of investigation issued in 2011 by the SEC related to our operations in Angola. See the discussion under the caption "Risk Factors—We may be exposed to liabilities under the U.S. Foreign Corrupt Practices Act, and any determination that we violated the U.S. Foreign Corrupt Practices Act could have a material adverse effect on our business" in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 for more information.

        On August 4, 2014, we received a Wells Notice from the Staff of the SEC with respect to such investigation. On September 24, 2014, we responded to the Wells Notice in the form of a Wells Submission. We are unable to predict the outcome of the SEC's investigation or any action that the SEC may decide to pursue.

Item 1A.    Risk Factors

        There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 other than the following.

An epidemic of the Ebola virus disease is ongoing in West Africa and may adversely affect our business operations and financial condition.

        An epidemic of the Ebola virus disease is ongoing in certain countries of West Africa, although no cases have been reported in our areas of operations, including Angola or Gabon. A substantial number of deaths have been reported by the World Health Organization ("WHO") in other West African countries, and the WHO has declared it a global health emergency. It is impossible to predict the effect and potential spread of the Ebola virus in West Africa and around the world.

        Should the Ebola virus continue to spread, including to the areas in which we have assets or operations, or not be satisfactorily contained, our exploration, development and production plans for our operations could be delayed, or interrupted after commencement. Any changes to these operations could significantly increase costs of operations. Our operations in West Africa require contractors and personnel to travel to and from the area as well as the unhindered transportation of equipment and oil and gas production. Such operations also rely on infrastructure, contractors and personnel in West Africa. Several countries have announced travel bans to certain West African countries. If bans are extended to the countries in which we have assets or operations, including Angola and Gabon, or contractors or personnel refuse to travel there, our business, results of operations, and any future cash flow could be adversely affected. In addition, costs associated with obtaining services in West Africa could be significantly higher than planned due to fears of the Ebola virus epidemic, which may also have an adverse effect on our business, results of operations, and any future cash flow.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        On November 3, 2014, the Company entered into an employment agreement with each of Mr. James W. Farnsworth, the Company's Executive Vice President and Chief Exploration Officer, and Mr. James H. Painter, the Company's Executive Vice President, Execution and Appraisal. Each of Mr. Farnsworth's and Mr. Painter's new employment agreement supersedes the employment agreement previously entered into between the executive and the Company that was scheduled to expire on December 21, 2014, except with respect to certain transfer restrictions on equity received at the time of the Company's initial public offering, which transfer restrictions remain in place pursuant to their terms until December 21, 2014. Except as described below, the terms of each executive's employment agreement are substantially similar to the terms of his prior employment agreement, which terms are summarized in the Company's proxy statement filed on March 14, 2014.

        The initial term of each employment agreement is effective until December 31, 2016, subject to an earlier termination of employment, with automatic renewals for successive annual one-year periods unless either the executive or the Company informs the other party of his or its intention not to renew the employment agreement. Pursuant to the terms of each employment agreement, the executive agrees to participate in the succession planning for his position, as directed by the Company's chief executive officer.

        Each employment agreement provides for the continuation of the executive's annual base salary in an amount that is not less than the base salary amount that the executive currently receives ($700,000), subject to increase at the discretion of the Company's board of directors or a committee thereof, and an annual bonus target amount that is not less than the executive's current annual bonus target amount, which is equal to 75% of his base salary. On an annual basis, each executive will be eligible to receive equity incentive awards under the Company's Long Term Incentive Plan.

        In addition, in consideration for each executive entering into new one-year post-employment restrictions against competition and solicitation and other restrictive covenants, each employment agreement provides that subject to the executive's continued employment until December 31, 2016, any of the executive's time-vesting awards of restricted stock, restricted stock units and stock options that remain outstanding as of December 31, 2016, will fully vest on December 31, 2016; provided that the resulting vested shares may not be transferred by the executive (other than in connection with the payment of taxes) until the regularly scheduled vesting dates set forth in the applicable award agreement and during which time the vested shares will remain subject to forfeiture in the event of the executive's violation of his restrictive covenants.

        Unlike the executives' prior employment agreements, the executives' new employment agreements do not provide for a "gross-up" of any golden parachute excise taxes imposed under Internal Revenue Code Section 4999 on any payments or benefits that the executive may receive in connection with a change in control of the Company. In addition, each employment agreement provides that any compensation paid to the executive that is subject to recovery under any law or applicable regulation or listing requirement will be subject to deduction and clawback as may be required pursuant to the law, regulation or listing requirement.

        Each employment agreement also provides for the grant to each executive on January 15, 2015 and January 15, 2016 of a special performance vesting equity award granted pursuant to the terms of the Company's Long Term Incentive Plan. Each award will have a target value of $2,000,000. Each target award will be awarded 50% in the form of performance vesting stock options and 50% in the form of performance vesting restricted stock. Vesting of the stock option awards and the restricted stock awards will require satisfaction of both a service condition and a performance condition. The service condition under each award will be satisfied on December 31, 2016, subject to the executive's continued employment through such date. The performance condition will be satisfied subject to the attainment of a $23.06 closing share price of the Company's common stock for a period of at least 20 out of 30 continuous days on which the shares are quoted or traded at any time during the ten-year term of each award.

        In addition, on November 3, 2014, the Company and Mr. Van P. Whitfield, the Company's Executive Vice President and Chief Operating Officer, entered into a one-year extension of Mr. Whitfield's existing employment agreement. The extension of Mr. Whitfield's employment agreement is effective until December 31, 2015, subject to an earlier termination of employment, with the possibility of further extensions upon the Company's and Mr. Whitfield's mutual agreement. The terms of Mr. Whitfield's employment agreement are summarized in the Company's proxy statement filed on March 14, 2014.

        In connection with and pursuant to the terms of the extension of Mr. Whitfield's employment agreement, on January 15, 2015 Mr. Whitfield will receive a special performance vesting equity award granted pursuant to the terms of the Company's Long Term Incentive Plan. The award will have a target value of $2,000,000 and will be awarded 50% in the form of performance vesting stock options and 50% in the form of performance vesting restricted stock. Vesting of the stock option award and the restricted stock award will require satisfaction of both a service condition and a performance condition. The service condition under each award will be satisfied on December 31, 2015, subject to the executive's continued employment through such date. The performance condition will be satisfied subject to the attainment of a $23.06 closing share price of the Company's common stock for a period of at least 20 out of 30 continuous days on which the shares are quoted or traded at any time during the ten-year term of each award.

        In addition, in consideration for Mr. Whitfield renewing his one-year post-employment restrictions against competition and solicitation and other restrictive covenants, the extension of Mr. Whitfield's employment agreement provides that subject to his continued employment until December 31, 2015, any of Mr. Whitfield's time-vesting awards of restricted stock, restricted stock units and stock options that remain outstanding as of December 31, 2015, will fully vest on December 31, 2015; provided that the resulting vested shares may not be transferred by him (other than in connection with the payment of taxes) until the regularly scheduled vesting dates set forth in the applicable award agreement and during which time the vested shares will remain subject to forfeiture in the event of Mr. Whitfield's violation of his restrictive covenants.

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

Dated: November 4, 2014

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