Form 10-Q
period 2015-03-31
Cobalt International Energy, Inc.
filed 2015-05-05
CIK 1471261

Use these links to rapidly review the document

PART I—FINANCIAL INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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

        Number of shares of the registrant's common stock outstanding at March 31, 2015: 414,414,019 shares.

Cautionary Note Regarding Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains estimates and forward-looking statements, principally in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our estimates and forward-looking statements are mainly based on our current expectations and estimates of future events and trends, which affect or may affect our businesses and operations. Although we believe that these estimates and forward-looking statements are based upon reasonable assumptions, they are subject to several risks and uncertainties and are made in light of information currently available to us. Many important factors, in addition to the factors described in our 2014 Annual Report on Form 10-K filed on February 23, 2015, may adversely affect our results as indicated in forward-looking statements. You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect.

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

  •
  our ability to meet our obligations under the agreements governing our indebtedness; and

  •
  other risk factors discussed in the "Risk Factors" section of our 2014 Annual Report on Form 10-K filed on February 23, 2015.

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

COBALT INTERNATIONAL ENERGY, INC.

Cobalt International Energy, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2015 (Unaudited)	December 31, 2014
	($ in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$354,803	$258,721
Joint interest and other receivables	29,531	59,974
Prepaid expenses and other current assets	30,367	14,497
Inventory	83,518	94,674
Short-term restricted funds	22,538	45,062
Short-term investments	1,525,072	1,530,206

Total current assets	2,045,829	2,003,134
Property, plant, and equipment:
Oil and gas properties, successful efforts method of accounting, net of accumulated depletion of $-0-	2,085,074	1,920,979
Other property and equipment, net of accumulated depreciation and amortization of $10,319 and $8,977, as of March 31, 2015 and December 31, 2014, respectively	10,103	11,382

Total property, plant, and equipment, net	2,095,177	1,932,361

Long-term restricted funds	82,419	105,051
Long-term investments	65,624	326,047
Deferred income taxes	30,995	30,334
Other assets	63,690	53,936

Total assets	$4,383,734	$4,450,863

Liabilities and Stockholders' Equity
Current liabilities:
Trade and other accounts payable	$36,660	$8,010
Accrued liabilities	216,436	214,972
Short-term contractual obligations	107,994	50,285
Deferred income taxes	30,995	30,334

Total current liabilities	392,085	303,601

Long-term debt	1,949,293	1,928,528
Long-term contractual obligations	1,381	101,945
Other long-term liabilities	2,483	2,523

Total long-term liabilities	1,953,157	2,032,996

Stockholders' Equity:
Common stock, $0.01 par value per share; 2,000,000,000 shares authorized, 408,508,529 and 408,505,079 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	4,085	4,085
Additional paid-in capital	4,143,646	4,137,803
Accumulated deficit during the development stage	(2,109,239)	(2,027,622)

Total stockholders' equity	2,038,492	2,114,266

Total liabilities and stockholders' equity	$4,383,734	$4,450,863

See accompanying notes.

Cobalt International Energy, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	($ in thousands except per share data)
Oil and gas revenue	$—	$—
Operating costs and expenses:
Seismic and exploration	17,769	8,976
Dry hole expense and impairment	19,897	13,041
General and administrative	24,249	24,169
Depreciation and amortization	1,342	1,107

Total operating costs and expenses	63,257	47,293

Operating income (loss)	(63,257)	(47,293)
Other income (expense):
Interest income	1,660	945
Interest expense	(20,020)	(10,567)

Total other income (expense)	(18,360)	(9,622)

Net income (loss) before income tax	(81,617)	(56,915)
Income tax expense	—	—

Net income (loss)	$(81,617)	$(56,915)

Basic and diluted income (loss) per share	$(0.20)	$(0.14)

Basic and diluted weighted average common shares outstanding	408,508,154	407,001,208

See accompanying notes.

Cobalt International Energy, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit During Development Stage	Total
	($ in thousands)
Balance, December 31, 2014	$4,085	$4,137,803	$(2,027,622)	$2,114,266
Equity based compensation	—	5,843	—	5,843
Net income (loss)	—	—	(81,617)	(81,617)

Balance, March 31, 2015	$4,085	$4,143,646	$(2,109,239)	$2,038,492

See accompanying notes.

Cobalt International Energy, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	($ in thousands)
Cash flows provided from operating activities
Net income (loss)	$(81,617)	$(56,915)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,342	1,107
Dry hole expense and impairment of unproved properties	19,897	13,041
Equity based compensation	5,843	8,257
Amortization of premium (accretion of discount) on investments	4,800	4,230
Amortization of debt discount	19,868	12,352
Changes in operating assets and liabilities:
Joint interest and other receivables	30,443	46,223
Inventory	11,035	(4,487)
Prepaid expense and other current assets	(15,870)	27,348
Deferred charges and other	(9,518)	5,094
Trade and other accounts payable	18,744	(116,091)
Accrued liabilities and other	(22,147)	(25,832)

Net cash provided by (used in) operating activities	(17,180)	(85,673)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(42,855)	(42,855)
Capital expenditures for other property and equipment	(63)	(291)
Exploratory wells drilling in process	(149,733)	(85,307)
Change in restricted funds	(855)	43,659
Proceeds from maturity of investment securities	372,350	519,205
Purchase of investment securities	(65,582)	(388,797)

Net cash provided by (used in) investing activities	113,262	45,614

Cash flows from financing activities
Proceeds from stock option exercises	—	33
Payments for common stock withheld for taxes on equity based compensation	—	(630)

Net cash provided by (used in) financing activities	—	(597)

Net increase (decrease) in cash and cash equivalents	96,082	(40,656)
Cash and cash equivalents, beginning of period	258,721	192,460

Cash and cash equivalents, end of period	$354,803	$151,804

Cash paid for interest	$—	$—
Non-Cash Disclosures
Changes in accrued capital expenditures	$(8,716)	$29,959
Transfer of investment securities to and from restricted funds	$46,049	$42,672

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

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and the appropriate rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, the condensed consolidated financial statements do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be presented for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Recently Issued Accounting Standards

        In April 2015, the FASB amended Accounting Standard Codification Subtopic No. 835-30, Interest—Imputation of Interest (the "ASC Subtopic 835-30"). The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments. The amendments under ASC Subtopic 835-30 are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. However, early adoption is permitted for financial statements that have not been previously issued. The Company expects to comply with the amendments to ASC Subtopic 830-30 for its financial statements at its effective date beginning after December 15, 2015.

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

Investments

        The Company's policy on accounting for its investments, which consist entirely of debt securities, is based on the accounting guidance relating to "Accounting for Certain Investments in Debt and Equity Securities." The Company considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year are classified as long-term investments. The debt securities are carried at amortized costs and classified as held-to-maturity securities as the Company has the positive intent and ability to hold them until they mature. The net carrying value of held-to-maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity over the life of the securities. Held-to-maturity securities are stated at amortized cost, which approximates fair market value as of March 31, 2015 and December 31, 2014. Income related to these securities is reported as a component of interest income in the Company's condensed consolidated statement of operations. See Note 5—Investments.

        Investments are considered to be impaired when a decline in fair value is determined to be other-than-temporary. The Company conducts a regular assessment of its debt securities with unrealized losses to determine whether securities have other-than-temporary impairment ("OTTI"). This assessment considers, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, market conditions and whether the Company intends to sell or whether it is more likely than not that the Company will be required to sell the debt securities. As of March 31, 2015 and December 31, 2014, the Company has no OTTI in its debt securities.

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

Earnings (Loss) Per Share

        Basic income (loss) per share was calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the periods presented. The calculation of diluted income (loss) per share should include the potential dilutive impact of non-vested restricted shares, non-vested restricted stock units, outstanding stock options, the 2.625% convertible senior notes due 2019 and the 3.125% convertible senior notes due 2024, during the period, unless their effect is anti-dilutive. For the three months ended March 31, 2015, 10,085,521 shares of non-vested restricted stock, non-vested restricted stock units, outstanding stock options, the shares underlying the 2.625% convertible senior notes due 2019 and the 3.125% convertible senior notes due 2024, were excluded from the diluted income (loss) per share because they are anti-dilutive. For the

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

three months ended March 31, 2014, 8,606,462 shares of non-vested restricted stock, non-vested restricted stock units, outstanding stock options and the shares underlying the 2.625% convertible senior notes due 2019 were excluded from the diluted income (loss) per share because they are anti-dilutive.

2. Cash and Cash Equivalents

        Cash and cash equivalents consisted of the following:

	March 31, 2015	December 31, 2014
	($ in thousands)
Cash at banks	$121,512	$57,750
Money market funds	111,310	122,218
Held-to-maturity securities(1)	121,981	78,753

	$354,803	$258,721

(1)
These securities mature three months or less from the date of purchase.

3. Restricted Funds

        Restricted funds consisted of the following:

	March 31, 2015	December 31, 2014
	($ in thousands)
Short-term:
Collateral on letters of credit for Angola	$22,538	$45,062

	$22,538	$45,062

Long-term:
Collateral on letters of credit for Angola	$82,419	$105,051

	$82,419	$105,051

Total restricted funds(1)	$104,957	$150,113

(1)
As of March 31, 2015, $105.0 million was held in a collateral account established to secure letters of credit issued in support of the Company's contractually agreed work program obligations on Blocks 9 and 20 offshore Angola. As of December 31, 2014, $150.1 million was held in a collateral account established to secure letters of credit issued in support of the Company's contractually agreed work program obligations on Blocks 9, 20 and 21 offshore Angola. As of March 31, 2015 and December 31, 2014, the collateral in this account was invested in U.S. Treasury notes purchased at discounts and at premiums, respectively, resulting in a net carrying value of $105.0 million and $150.1 million, respectively. The contractual maturities of these securities are within one year.

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Joint Interest and Other Receivables

        Joint interest and other receivables result primarily from billing shared costs under the respective operating agreements to the Company's partners. These are usually settled within 30 days of the invoice date. As of March 31, 2015 and December 31, 2014, the balance in joint interest and other receivables consisted of the following:

	March 31, 2015	December 31, 2014
	($ in thousands)
Partners in the U.S. Gulf of Mexico	$22,603	$3,274
Partners in West Africa	—	46,312
Accrued interest on investment securities	6,674	7,663
Other	254	2,725

	$29,531	$59,974

5. Investments

        The Company's investments in held-to-maturity securities which are recorded at amortized cost and approximate fair market value, were as follows as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	($ in thousands)
U.S. Treasury bills	$46,054	$46,064
U.S. Treasury notes	104,957	104,049
Corporate securities	1,152,688	1,321,261
Commercial paper	358,728	483,534
U.S. Agency securities	24,997	24,996
Certificates of deposit	130,210	105,215

Total	$1,817,634	$2,085,119

        The Company's condensed consolidated balance sheet included the following held-to-maturity securities:

	March 31, 2015	December 31, 2014
	($ in thousands)
Cash and cash equivalents	$121,981	$78,753
Short-term investments	1,525,072	1,530,206
Short-term restricted funds	22,538	45,062
Long-term restricted funds	82,419	105,051
Long-term investments	65,624	326,047

	$1,817,634	$2,085,119

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Investments (Continued)

        The contractual maturities of these held-to-maturity securities as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	($ in thousands)
Within 1 year	$1,647,053	$1,647,053	$1,759,072	$1,759,072
After 1 year	170,581	170,581	326,047	326,047

	$1,817,634	$1,817,634	$2,085,119	$2,085,119

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

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Fair Value Measurements (Continued)

        The following tables summarize the Company's significant financial instruments as categorized by the fair value measurement hierarchy:

	Level 1		Level 2
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)	Balance as of March 31, 2015
	($ in thousands)
Cash and cash equivalents:
Cash	$121,512	$121,512	$—	$—	$121,512
Money market funds	111,310	111,310	—	—	111,310
Commercial paper	—	—	121,981	121,981	121,981

Subtotal	232,822	232,822	121,981	121,981	354,803

Short-term restricted funds:
U.S. Treasury notes	—	—	22,538	22,538	22,538

	—	—	22,538	22,538	22,538

Short-term investments:
U.S. government agency securities	—	—	24,997	24,997	24,997
U.S Treasury bills	—	—	46,054	46,054	46,054
Corporate bonds	—	—	1,087,064	1,087,064	1,087,064
Commercial paper	—	—	236,747	236,747	236,747
Certificates of deposits	—	—	130,210	130,210	130,210

Subtotal	—	—	1,525,072	1,525,072	1,525,072

Long-term restricted funds:
U.S. Treasury notes	—	—	82,419	82,419	82,419

Subtotal	—	—	82,419	82,419	82,419

Long-term investments:
Corporate bonds	—	—	65,624	65,624	65,624

Subtotal	—	—	65,624	65,624	65,624

Total	$232,822	$232,822	$1,817,634	$1,817,634	$2,050,456

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Fair Value Measurements (Continued)

	Level 1		Level 2
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)	Balance as of December 31, 2014
	($ in thousands)
Cash and cash equivalents:
Cash	$57,750	$57,750	$—	$—	$57,750
Money market funds	122,218	122,218	—	—	122,218
Commercial paper	—	—	70,524	70,524	70,524
Corporate bonds			8,229	8,229	8,229

Subtotal	179,968	179,968	78,753	78,753	258,721

Short-term restricted funds:
U.S. Treasury bills	—	—	45,062	45,062	45,062

Subtotal	—	—	45,062	45,062	45,062

Short-term investments:
U.S. Agency securities	—	—	24,996	24,996	24,996
Corporate bonds	—	—	986,985	986,985	986,985
Commercial paper	—	—	413,010	413,010	413,010
Certificates of deposit	—	—	105,215	105,215	105,215

Subtotal	—	—	1,530,206	1,530,206	1,530,206

Long-term restricted funds:
U.S. Treasury bills	—	—	1,002	1,002	1,002
U.S. Treasury notes	—	—	104,049	104,049	104,049

Subtotal	—	—	105,051	105,051	105,051

Long-term investments:
Corporate bonds	—	—	326,047	326,047	326,047

Subtotal	—	—	326,047	326,047	326,047

Total	$179,968	$179,968	$2,085,119	$2,085,119	$2,265,087

(1)
As of March 31, 2015 and December 31, 2014, the Company did not record any OTTI on these assets.

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Property, Plant, and Equipment

        Property, plant, and equipment is stated at cost less accumulated depreciation/amortization and consisted of the following:

	Estimated Useful Life (Years)	March 31, 2015	December 31, 2014
		($ in thousands)
Oil and Gas Properties:
Proved properties:
Well and development costs		$229,170	$183,221

Total proved properties		229,170	183,221

Unproved properties:
Oil and gas leasehold		743,079	762,518
Less: accumulated valuation allowance		(194,384)	(211,224)

		548,695	551,294
Exploration wells in process		1,307,209	1,186,464

Total unproved properties		1,855,904	1,737,758

Total oil and gas properties, net		2,085,074	1,920,979

Other Property and Equipment:
Computer equipment and software	3	5,727	5,672
Office equipment and furniture	3 - 5	2,140	2,139
Vehicles	3	265	265
Leasehold improvements	3 - 10	2,495	2,488
Running tools and equipment	3	9,795	9,795

		20,422	20,359
Less: accumulated depreciation and amortization		(10,319)	(8,977)

Total other property and equipment, net		10,103	11,382

Property, plant, and equipment, net		$2,095,177	$1,932,361

        The Company recorded $1.3 million and $1.1 million of depreciation and amortization expense for the three months ended March 31, 2015 and 2014, respectively.

Proved Oil and Gas Properties

        The Heidelberg project was formally sanctioned for development in mid-2013. As a result of the project sanction, the Company reclassified its Heidelberg exploration well costs to proved property well and development costs and these costs will be amortized when the related proved developed reserves are produced. During the quarter ended March 31, 2015, the Company assigned its 9.375% ownership interest in the Heidelberg prospect to its indirect wholly-owned subsidiary, Cobalt GOM #1, LLC ("GOM #1"). As a result, the carrying value of the costs capitalized for all the Heidelberg projects as of March 31, 2015 were transferred to GOM #1. GOM #1 was established to secure the Heidelberg assets for future debt instruments to fund the Heidelberg development project. As of March 31, 2015,

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Property, Plant, and Equipment (Continued)

the well and development costs consist of $89.6 million relating to exploration, appraisal and development well costs and $139.6 million for costs associated with field development. As of December 31, 2014, the well and development costs consist of $51.1 million relating to exploration, appraisal and development well costs and $132.1 million for costs associated with field development.

Unproved Oil and Gas Properties

        As of March 31, 2015 and December 31, 2014, the Company has the following unproved property acquisition costs, net of valuation allowance on the consolidated balance sheets:

	March 31, 2015	December 31, 2014
	($ in thousands)
U.S. Gulf of Mexico:
Individual oil and gas leaseholds with carrying value greater than $1 million	$301,292	$320,731
Individual oil and gas leaseholds with carrying value less than $1 million	83,916	83,916

	385,208	404,647
Accumulated valuation allowance & impairment	(191,884)	(208,724)

	193,324	195,923

West Africa:
Blocks 9, 20 and 21 offshore Angola(1)	355,876	355,876
Diaba Block offshore Gabon	1,995	1,995

	357,871	357,871
Accumulated impairment	(2,500)	(2,500)

	355,371	355,371

Total oil and gas leasehold	$548,695	$551,294

(1)
In 2010, the Company acquired a license to explore for, develop and produce oil from Block 21 offshore Angola by executing a Risk Service Agreement ("Block 21 RSA") with Sonangol. The Block 21 RSA governs the Company's 40% working interest in and operatorship of Block 21 offshore Angola and forms the basis of the Company's exploration, development and production operations on this block. The Block 21 RSA provides for an initial exploration period of five years, which expired on March 1, 2015. The Company has applied for an extension of the initial exploration period for Block 21 to enable the Company to continue its exploration efforts, however, this extension is currently pending approval by Sonangol and the Angola Ministry of Petroleum.

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

        The following tables reflect the Company's net changes in and the cumulative costs of capitalized exploration well costs (excluding any related leasehold costs):

	March 31, 2015	December 31, 2014
	($ in thousands)
Beginning of period	$1,186,464	$777,823
Additions to capitalized exploration
U.S. Gulf of Mexico:
Exploration well costs	23,943	143,431
Capitalized interest	3,544	6,965
West Africa:
Exploration well costs	96,739	379,461
Capitalized interest	13,697	44,243
Reclassifications to wells, facilities, and equipment based on determination of proved reserves	—	—
Amounts charged to expense(1)	(17,178)	(165,459)

End of period	$1,307,209	$1,186,464

(1)
The amount of $17.2 million for the three months ended March 31, 2015 represents primarily impairment charges related to the North Platte #2 appraisal well and additional charges on exploratory wells which were impaired in 2014. The North Platte #2 appraisal well was plugged and abandoned due to a seal failure in the riser connection system. The well was at a depth of 20,701 feet when the problem with the riser was detected. The Company is continuing to assess what additional impairment charges or other liabilities, including any environmental liabilities, might be incurred in future periods related to the North Platte #2 appraisal well and what costs may be recouped from the drilling contractor.

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Property, Plant, and Equipment (Continued)

	March 31, 2015	December 31, 2014
	($ in thousands)
Cumulative costs:
U.S. Gulf of Mexico
Exploration well costs	$290,650	$283,885
Capitalized interest	14,438	10,894
West Africa
Exploration well costs	930,573	835,171
Capitalized interest	71,548	56,514

	$1,307,209	$1,186,464

Well costs capitalized for a period greater than one year after completion of drilling (included in table above)	$900,003	$775,379

        As of March 31, 2015, capitalized exploration well costs that have been suspended longer than one year are associated with the Company's Shenandoah, North Platte, Cameia, Bicuar, Lontra, Orca, Mavinga and Diaman discoveries. These well costs are suspended pending ongoing evaluation including, but not limited to, results of additional appraisal drilling, well-test analysis, additional geological and geophysical data and approval of a development plan. Management believes these discoveries exhibit sufficient indications of hydrocarbons to justify potential development and is actively pursuing efforts to fully assess them. If additional information becomes available that raises substantial doubt as to the economic or operational viability of these discoveries, the associated costs will be expensed at that time. The Heidelberg discovery has been sanctioned for development and the Heidelberg capitalized exploration and appraisal well costs were reclassified to development costs in 2013.

8. Other Assets

        As of March 31, 2015 and December 31, 2014, the balance in other assets consisted of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Debt issue cost(1)	$35,822	$36,708
Long-term portion of prepaid shorebase leases	1,909	2,244
Rig costs(2)	25,959	14,984

	$63,690	$53,936

(1)
As of March 31, 2015, the $35.8 million in debt issue costs was related to the issuance of the Company's 2.625% convertible senior notes due 2019 and the Company's 3.125% convertible senior notes due 2024, as described in Note 9. As of December 31, 2014, the $36.7 million in debt issue costs included $18.5 million and $18.2 million in costs related to the issuance of the Company's 2.625% convertible senior notes due 2019 and the

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Other Assets (Continued)

  Company's 3.125% convertible senior notes due 2024, respectively, as described in Note 9. These debt issue costs are amortized over the life of the notes using the effective interest method.

(2)
As of March 31, 2015 and December 31, 2014, the $26.0 million and $15.0 million, respectively, relate to costs associated with the long-term mobilization and the regulatory acceptance testing of the SSV Catarina drilling rig which is currently drilling in West Africa, and costs relating to the Rowan Reliance drilling rig which is currently drilling in U.S. Gulf of Mexico. These costs are amortized over the term of the respective drilling rig contracts.

9. Long-term Debt

        As of March 31, 2015, the Company's long-term debt consists of the 2.625% convertible senior notes due 2019 issued on December 17, 2012 (the "2.625% Notes") and the 3.125% convertible senior notes due 2024 issued on May 13, 2014 (the "3.125% Notes", and, collectively with the 2.625% Notes, the "Notes") as follows:

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

3.125% Convertible Senior Notes due 2024

        On May 13, 2014, the Company issued $1.3 billion aggregate principal amount of the 3.125% Notes. The 3.125% Notes are the Company's senior unsecured obligations and rank equal in right of payment to the 2.625% Notes. Interest on the 3.125% Notes is payable semi-annually in arrears on May 15 and November 15 of each year. The 3.125% Notes will mature on May 15, 2024, unless earlier repurchased, converted or redeemed in accordance with the terms of the Notes. Prior to November 15, 2023, the 3.125% Notes are convertible only under the following circumstances: (1) during any fiscal quarter commencing after March 31, 2015 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a 30 consecutive trading-day period ending on, and including, the last trading day of the immediately

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Long-term Debt (Continued)

preceding fiscal quarter exceeds $30.00 on each applicable trading day; (2) during the five business-day period after any five consecutive trading-day period (the "3.125% Notes Measurement Period") in which the trading price per $1,000 principal amount of notes for each trading day of the 3.125% Notes Measurement Period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; (3) if the Company calls all or any portion of the 3.125% Notes for redemption, at any time prior to 5:00 p.m., New York City time, on the second scheduled trading day immediately preceding the related redemption date; or (4) upon the occurrence of specified distributions or the occurrence of specified corporate events. On or after November 15, 2023, the 3.125% Notes may be converted at the option of the holder at any time prior to 5:00 p.m., New York City time, on the second scheduled trading day immediately preceding the stated maturity date, in multiples of $1,000 principal amount. As of March 31, 2015, none of the conditions allowing holders of the 3.125% Notes to convert had been met.

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

        The carrying amounts of the liability components of the Notes were as follows:

	March 31, 2015			December 31, 2014
	Principal Amount	Unamortized discount(1)	Carrying Amount	Principal Amount	Unamortized discount	Carrying Amount
	($ in thousands)
Carrying amount of liability component
2.625% Notes	$1,380,000	$(282,764)	$1,097,236	$1,380,000	$(295,509)	$1,084,491
3.125% Notes	1,300,000	(447,943)	852,057	1,300,000	(455,963)	844,037

Total	$2,680,000	$(730,707)	$1,949,293	$2,680,000	$(751,472)	$1,928,528

(1)
Unamortized discount will be amortized over the remaining life of the Notes which is 4.75 years for the 2.625% Notes and 9.25 years for the 3.125% Notes.

        The carrying amounts of the equity components of the Notes were as follows:

	March 31, 2015	December 31, 2014
	($ in thousands)
Debt discount relating to value of conversion option	$866,340	$866,340
Debt issue costs	(20,185)	(20,185)

Total	$846,155	$846,155

        Fair Value The fair value of the Notes excluding the conversion feature was calculated based on the fair value of similar non-convertible debt instruments since an observable quoted price of the Notes or a similar asset or liability is not readily available (level 2). As of March 31, 2015 and December 31, 2014, the fair values of the Notes were as follows:

	March 31, 2015	December 31, 2014
	($ in thousands)
2.625% Notes	$1,363,000	$1,361,000
3.125% Notes	1,086,000	1,047,000

Total	$2,449,000	$2,408,000

        As of March 31, 2015, the Company had $27.0 million in accrued interest on the Notes.

        For the three months ended March 31, 2015 and 2014, the interest expense, net of capitalized amount, relating to the Notes was $20.0 million and $10.6 million, respectively.

        As of March 31, 2015 and December 31, 2014, the debt discounts associated with the 2.625% Notes and the 3.125% Notes resulted in the recognition of $234.0 million and $264.3 million of

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Long-term Debt (Continued)

deferred tax liability, respectively. The Company is in an overall net deferred tax assets position with a full valuation allowance. Therefore, the Company has determined that it is more likely than not that all of the deferred tax assets will not be realized.

10. Contractual Obligations

        The short-term and long-term contractual obligations consist of the following:

	March 31, 2015	December 31, 2014
	($ in thousands)
Short-term Contractual Obligations:
Social obligation payments for Block 9, offshore Angola	$21,875	$560
Social obligation payments for Block 21, offshore Angola	409	1,156
Social obligation and bonus payments for Block 20, offshore Angola(1)	85,710	48,569

	$107,994	$50,285

Long-term Contractual Obligations:
Social and work program obligation payments for Block 9, offshore Angola	$—	$21,875
Social obligation payments for Block 21, offshore Angola	1,381	74
Social obligation and bonus payments for Block 20, offshore Angola(1)	—	79,996

	$1,381	$101,945

(1)
The total amount of social obligation payments for Block 20 has been capitalized.

11. Seismic and Exploration Expenses

        Seismic and exploration expenses consisted of the following:

	Three Months Ended March 31,
	2015	2014
	($ in Thousands)
Seismic costs	$12,205	$3,349
Leasehold delay rentals	1,391	1,291
Drilling rig and other exploration expense	4,173	4,336

	$17,769	$8,976

12. Equity Based Compensation

        The Company accounts for stock-based compensation at fair value. The Company grants various types of stock-based awards including stock options, stock appreciation rights, restricted stock and

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Equity Based Compensation (Continued)

performance-based awards. The fair value of stock option awards is determined using the Black-Scholes-Merton option-pricing model. For restricted stock awards with market conditions, the fair value of the awards is measured using the Monte Carlo pricing model. Restricted stock awards without market conditions are valued using the market price of the Company's common stock on the grant date. The Company records compensation cost, net of estimated forfeitures, for stock-based compensation awards over the requisite service period except for performance-based awards.

        During the three months ended March 31, 2015, the Company granted a total of 3,169,028 shares of restricted stock and 746,268 stock options to employees which include 379,746 shares of restricted stock and 746,268 stock options with both service and market conditions granted to three senior officers under the terms of their employment agreements. During the three months ended March 31, 2015, the Company also granted 12,021 shares of common stock as retainer awards to non-employee directors who elected to be compensated by stock in lieu of cash payments.

        The Company recorded equity-based compensation expense, net of forfeitures, of $5.8 million and $8.3 million for the three months ended March 31, 2015 and 2014, respectively.

        On February 20, 2015, the Company issued a total of 1,526,835 stock appreciation rights ("SARs") under the Company's Long Term Incentive Plan (the "Plan") to the Company's officers, using the market price at the time of issuance of $8.87 per share. The SARs will vest with respect to one-third (1/3) of the underlying shares on each anniversary of the grant date over the next three years and may be settled, at the Company's discretion, by issuance of the Company's shares or by cash or by a combination of the Company's shares and cash based on the fair market value of the shares on date of exercise. The fair value of a SAR is determined using the Black-Scholes-Merton option-pricing model which at the date of grant was $4.53 per SAR. The Company accounts for the SAR awards as compensation cost and records a corresponding liability based on the fair value of the SARs at the end of each reporting period. As of March 31, 2015, the fair value of each SAR increased to $4.80, resulting in an increase in the aggregate fair value of the SARs of $0.3 million using the Black-Scholes-Merton option-pricing model. For the three months ended March 31, 2015, the Company recognized $0.3 million in compensation expense relating to the SAR awards.

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Segment Information

        The Company currently has two geographic operating segments. The operating segments are focused in the deepwater U.S. Gulf of Mexico and offshore West Africa. The following tables provide the geographic operating segment information for the three months ended March 31, 2015 and 2014:

	United States	West Africa	Total
	($ in thousands)
Three months ended March 31, 2015
Operating costs and expense	$51,741	$11,516	$63,257

Operating income (loss)	(51,741)	(11,516)	(63,257)

Other income (expense)			(18,360)

Net income (loss)			$(81,617)

Additions to Property and Equipment, net(1)	$164,343	$308,774	$473,117

Three months ended March 31, 2014
Operating costs and expense	$31,027	$16,266	$47,293

Operating income (loss)	(31,027)	(16,266)	(47,293)

Other income (expense)			(9,622)

Net income (loss)			$(56,915)

Additions to Property and Equipment, net(1)	$21,376	$122,888	$144,264

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

15. Other Matters

        As previously disclosed, in November 2011 a formal order of investigation was issued by the SEC related to our operations in Angola. In August 2014, we received a Wells Notice from the SEC related to this investigation. In January 2015, we received a termination letter from the SEC advising us that the SEC's FCPA investigation has concluded and the Staff does not intend to recommend any enforcement action by the SEC. This letter formally concluded the SEC's investigation. We continue to cooperate with the Department of Justice ("DOJ") with regard to its ongoing parallel investigation. We are unable to predict the outcome of the DOJ's ongoing investigation or any action that the DOJ may decide to pursue.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, those set forth in "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" and the other matters set forth in this Quarterly Report on Form 10-Q. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014.

Overview

        We are an independent exploration and production company with operations in the deepwater U.S. Gulf of Mexico and offshore Angola and Gabon in West Africa. Since our founding in 2005, our oil-focused, below-salt exploration efforts have been successful in each of our three operating areas, resulting in ten discoveries out of the seventeen exploration prospects drilled. These ten discoveries consist of North Platte, Heidelberg, Shenandoah and Anchor in the U.S. Gulf of Mexico; Cameia, Lontra, Mavinga, Bicuar and Orca offshore Angola; and Diaman offshore Gabon. In addition, we have an interest in the Yucatan discovery in the U.S. Gulf of Mexico. As of December 31, 2014, we had 8.4 million barrels ("MMBbls") of oil and 3.7 billion cubic feet ("Bcf") of gas of net proved undeveloped reserves, all of which is attributed to the Heidelberg field.

First Quarter 2015 Operational Highlights

  U.S. Gulf of Mexico

  •
  With respect to our Heidelberg project, development drilling and production facility construction continue and remain on schedule to support initial production in the first half of 2016. The Heidelberg production facility is designed to produce up to 80,000 barrels of oil per day ("BOPD") and 80 million cubic feet per day ("MMCFD") of gas. We own a 9.375% non-operated working interest in the Heidelberg project.

  •
  Drilling operations concluded on the Shenandoah #3 appraisal well, which evaluated the same well-developed reservoir sands 1,500 feet down-dip and 2.3 miles east of the Shenandoah #2 well, which encountered more than 1,000 net feet of oil pay in excellent quality, Inboard Lower Tertiary-aged reservoirs. The Shenandoah #3 well found an expanded geologic reservoir section and confirmed excellent reservoir qualities. The well also enabled the projection of oil/water contacts based on pressure data, and reduced the uncertainty of the resource range. The Shenandoah #4 appraisal well is anticipated to be spud in the second quarter of 2015. This well is expected to confirm the lateral sand quality, continuity and stratigraphy of reservoirs found in the Shenandoah #2 well. The Shenandoah #4 well is located approximately 800' updip and 0.7 miles northwest of the Shenandoah #2 well. We own a 20% non-operated working interest in the Shenandoah project.

  •
  On January 6, 2015, we announced that the initial exploration well on our Anchor prospect had been drilled to a total depth of 33,749 feet and encountered significant high quality oil pay in multiple Inboard Lower Tertiary horizons. The Anchor discovery is located approximately 140 miles from the Louisiana coast in 5,183 feet of water. Chevron, as operator, plans to conduct additional appraisal drilling at Anchor in 2015. We own a 20% non-operated working interest in the Anchor discovery unit.

  •
  We spud the North Platte #2 appraisal well with the Rowan Reliance drillship in early February 2015. On April 9, 2015 we announced that the North Plate #2 appraisal well had been plugged and abandoned due to a seal failure in the riser connection system. The well was at a depth of

    20,701 feet when the problem with the riser was detected. The well was permanently abandoned prior to reaching any geological targets. On April 23, 2015, we spud the North Platte #3 appraisal well and continue to expect well results in the second half of 2015. Our North Platte #1 discovery well was drilled in 2012 and encountered over 550 net feet of oil pay in multiple high-quality Inboard Lower Tertiary reservoirs. We own a 60% working interest in our North Platte discovery.

  West Africa

  •
  The results of the Orca #2 appraisal well on Block 20 offshore Angola, which included a drill stem test, were successful and confirmed the presence of a large oil accumulation in the Sag section of the Pre-salt and the discovery of oil in the deeper Synrift reservoir of the Pre-salt. We are the operator of the Orca project and hold a 40% working interest.

  •
  We spud the Cameia #4 well in the first quarter of 2015, which we intend to utilize as a production well. Following drilling operations on Cameia #4, we expect to maintain an ongoing drilling program at Cameia for the remainder of 2015. We expect to achieve formal project sanction of Cameia by year-end 2015, and first production from Cameia will likely occur in 2018. The occurrence and timing of project sanction and first production from Cameia are subject to obtaining adequate financing and the approval of a revised integrated field development plan by Sonangol and the Angola Ministry of Petroleum. We are the operator of and hold a 40% working interest in the Cameia project. Our partner in the Cameia project is Sonangol Pesquisa e Produção, S.A. ("Sonangol P&P"), with a 60% working interest.

First Quarter 2015 Financial Highlights

  •
  We recorded a net loss of approximately $81.6 million, an 43% increase from the first quarter of 2014. Total operating expenses were approximately $63.3 million, a 34% increase from the first quarter of 2014. The increase in operating expenses for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, was primarily attributed to $17.8 million in seismic costs and $19.9 million in dry hole and impairment charges during the three months ended March 31, 2015.

  •
  Capital and operating expenditures were approximately $190.7 million for the three months ended March 31, 2015.

  •
  Including our existing cash and investments on hand and restricted cash as of March 31, 2015, we have approximately $2.1 billion of liquidity.

Results of Operations

        We operate our business in two geographic segments: the United States and West Africa. The discussion of the results of operations and the period-to-period comparisons presented below for each operating segment and our consolidated operations analyzes our historical results. The following discussion may not be indicative of future results.

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

	Three Months Ended March 31,
	2015	2014	Increase (Decrease)%
	($ in thousands)
United States Segment:
Oil and gas revenue	$—	$—	$—	—%
Operating costs and expenses:
Seismic and exploration	13,780	2,437	11,343	465%
Dry hole expense and impairment	19,897	12,881	7,016	54%
General and administrative	17,652	15,261	2,391	16%
Depreciation and amortization	412	448	(36)	(8)%

Total operating costs and expenses	51,741	31,027	20,714	67%

Operating income (loss)	(51,741)	(31,027)	20,714	67%
West Africa Segment:
Oil and gas revenue	$—	$—	$—	—%
Operating costs and expenses:
Seismic and exploration	3,989	6,539	(2,550)	(39)%
Dry hole expense and impairment	—	160	(160)	(100)%
General and administrative	6,597	8,908	(2,311)	(26)%
Depreciation and amortization	930	659	271	41%

Total operating costs and expenses	11,516	16,266	(4,750)	(29)%

Operating income (loss)	(11,516)	(16,266)	(4,750)	(29)%
Consolidated Operations:
Oil and gas revenue	$—	$—	$—	—%
Operating costs and expenses:
Seismic and exploration	17,769	8,976	8,793	98%
Dry hole expense and impairment	19,897	13,041	6,856	53%
General and administrative	24,249	24,169	80	0%
Depreciation and amortization	1,342	1,107	235	21%

Total operating costs and expenses	63,257	47,293	15,964	34%

Operating income (loss)	(63,257)	(47,293)	15,964	34%
Other income (expense):
Interest income	1,660	945	715	76%
Interest expense	(20,020)	(10,567)	9,453	89%

Total other income (expense)	(18,360)	(9,622)	8,738	91%

Net income (loss) before income tax	(81,617)	(56,915)	24,702	43%
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(81,617)	$(56,915)	$24,702	43%

United States Segment:

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the three months ended March 31, 2015 and 2014, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the three months ended March 31, 2015 and 2014:

        Seismic and exploration.    Seismic and exploration costs increased by $11.3 million during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The increase was primarily attributed to the acquisition of $9.5 million in seismic data in the eastern U.S. Gulf of Mexico and offshore Canada under our new venture strategic program, $1.3 million of reprocessing costs on seismic data on various U.S. Gulf of Mexico prospects which we have a working interest and a $0.5 million increase in delay rental and other exploration costs during the three months ended March 31, 2015.

        Dry hole expense and impairment.    Dry hole expense and impairment increased by $7.0 million during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The increase is reflected in the following table:

	Three Months Ended March 31,
	2015	2014	Increase (Decrease)
	($ in thousands)
Impairment of Unproved Leasehold:
Amortization of leasehold with carrying value under $1 million	$2,597	$2,397	$200
U.S. Gulf of Mexico leasehold	—	7,264	(7,264)
Dry Hole Expense:
Aegean #1 exploration well	(19)	3,220	(3,239)
Anchor #1 exploration well	560	—	560
North Platte #2 appraisal well	16,905	—	16,905
Shenandoah VSP	247	—	247
Shenandoah bypass core #3	(372)	—	(372)
Yucatan #2 exploration well	(141)	—	(141)
Other Impairments:
Obsolete inventory	120	—	120

	$19,897	$12,881	$7,016

        General and administrative.    General and administrative costs increased by $2.4 million during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The increase of $2.4 million was attributable to an increase of $3.4 million in salary and stock compensation, driven in part by our personnel growth and an increase of $0.9 million in legal fees, all of which were offset by an increase of $1.4 million in recoveries from partners for overhead and technical service charges pursuant to applicable joint operating agreements and a $0.5 million decrease in consulting fees and office support expenses.

        Depreciation and amortization.    Depreciation and amortization did not materially change from the three months ended March 31, 2015, as compared to the three months ended March 31, 2014.

West Africa Segment:

        Oil and gas revenue.    We have not yet commenced oil production. Therefore, we did not realize any oil and gas revenue during the three months ended March 31, 2015 and 2014, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the three months ended March 31, 2015 and 2014:

        Seismic and exploration.    Seismic and exploration costs decreased by $2.6 million during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The decrease of $2.6 million was primarily attributed to the decrease $2.1 million of seismic costs and $0.5 million in other exploration costs in Angola. During the three months ended March 31, 2015, we incurred $0.7 million in seismic costs as compared to $2.8 million incurred during the three months ended March 31, 2014.

        Dry hole expense and impairment.    Dry hole expense and impairment did not materially change for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

        General and administrative.    General and administrative costs decreased by $2.3 million during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The decrease of $2.3 million was primarily attributed to a $0.5 million decrease in staff costs in Angola and a $1.8 million decrease in other office related expenses.

        Depreciation and amortization.    Depreciation and amortization did not materially change from the three months ended March 31, 2015, as compared to the three months ended March 31, 2014.

Consolidated:

        Other income (expense).    Other income (expense) increased by net expenses of $8.7 million during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The increase was due primarily to additional interest expense during the three months ended March 31, 2015 resulting from the 3.125% convertible senior notes due 2024 issued in May 2014. During the three months ended March 31, 2014, the interest expense included only the 2.625% convertible senior notes due 2019 issued in December 2012.

        Income tax expense/benefit.    Income Tax Expense: No income tax has been reflected since a full valuation allowance has been established against the deferred tax asset that would have been generated as a result of the operating results.

Liquidity and Capital Resources

        Our Heidelberg project was sanctioned in mid-2013, and the operator currently estimates first production from Heidelberg in the first half of 2016. With respect to our Cameia project, given the current industry environment, we are reviewing the project design concept and projected capital expenditures in order to optimize the cost and scale of the Cameia development and production facilities prior to formal project sanction. Throughout 2015, we intend to continue pursuing project cost reductions in light of the current weakness in the market for goods and services utilized in major offshore development projects. We remain committed to progressing the Cameia development towards project sanction and production, and, to that end, we spud the first of several planned Cameia development wells in the first quarter of 2015. We expect to achieve formal project sanction of Cameia by year-end 2015, and first production from Cameia will likely occur in 2018. The occurrence and timing of project sanction and first production from Cameia is subject to obtaining adequate financing and the approval of a revised integrated field development plan by Sonangol and the Angola Ministry of Petroleum.

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

        As of March 31, 2015, we had approximately $2.1 billion in liquidity, which includes cash and cash equivalents, short-term restricted cash, short-term investments, long-term restricted cash and long-term investments. This amount does not include amounts Total is obligated to pay us pursuant to the terms of our U.S. Gulf of Mexico alliance. We expect to expend approximately $800 to $900 million for our capital and operating expenditures in 2015. Given our exploration success, our focus has now shifted towards selectively developing our discoveries with the aim to turn them into production. Thus, we currently expect to allocate approximately 80% of our planned 2015 capital and operating expenditure budget toward project appraisal and development activities. Our capital and operating expenditures were approximately $190.7 million for the three months ended March 31, 2015. Our capital and operating expenditures exclude interest payments, Angolan social contributions and items amortized in future years' operations. We expect to use approximately $150 million for these items in 2015. We expect that our existing cash on hand will be sufficient to fund our planned exploration and appraisal drilling program and development activities at current working interests through at least 2016.

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

  Cash Flows:

	Three Months Ended March 31,
	2015	2014
	($ in thousands)
Net cash provided by (used in):
Operating Activities	$(17,180)	$(85,673)
Investing Activities	113,262	45,614
Financing Activities	—	(597)

        Operating activities.    Net cash of $17.2 million and $85.7 million used in operating activities during the three months ended March 31, 2015 and 2014, respectively, were primarily related to cash payments for seismic and exploration expenses incurred in the U.S. Gulf of Mexico and West Africa.

        Investing activities.    Net cash provided by investing activities for the three months ended March 31, 2015 was $113.3 million compared to $45.6 million for the three months ended March 31, 2014. The increase in net cash provided by investing activities for the three months ended March 31, 2015 was primarily attributed to a decrease in the purchase of investment securities. During the three months ended March 31, 2015, we purchased a total of $65.6 million of investment securities compared to $388.8 million during the three months ended March 31, 2014.

        Financing activities.    We had no material financing activities during the three months ended March 31, 2015 and 2014. The $0.6 million used in financing activities for the three months ended March 31, 2014 relates to payments for common stock withheld for taxes on equity-based compensation.

Critical Accounting Policies

        Our significant accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements included in our 2014 Annual Report on Form 10-K for the year ended December 31, 2014. Also refer to the Notes to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        There have been no material changes in market risk from the information provided under Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" in our 2014 Annual Report on Form 10-K for the year ended December 31, 2014.

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

        There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        There have been no material changes in the information provided under Part I, Item 3. "Legal Proceedings" in our 2014 Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A.    Risk Factors

        There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Dated: May 5, 2015

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