Form 10-Q
period 2015-06-30
Cobalt International Energy, Inc.
filed 2015-08-04
CIK 1471261

Use these links to rapidly review the document

PART I—FINANCIAL INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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

        Number of shares of the registrant's common stock outstanding at June 30, 2015: 414,278,417 shares.

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

COBALT INTERNATIONAL ENERGY, INC.

Cobalt International Energy, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2015 (Unaudited)	December 31, 2014
	($ in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$156,234	$258,721
Joint interest and other receivables	113,692	59,974
Prepaid expenses and other current assets	39,081	14,497
Inventory	80,724	94,674
Short-term restricted funds	24,738	45,062
Short-term investments	1,502,871	1,530,206

Total current assets	1,917,340	2,003,134
Property, plant, and equipment:
Oil and gas properties, successful efforts method of accounting, net of accumulated depletion of $-0-	2,258,573	1,920,979
Other property and equipment, net of accumulated depreciation and amortization of $11,612 and $8,977, as of June 30, 2015 and December 31, 2014, respectively	8,983	11,382

Total property, plant, and equipment, net	2,267,556	1,932,361

Long-term restricted funds	82,405	105,051
Long-term investments	—	326,047
Deferred income taxes	31,641	30,334
Other assets	62,548	53,936

Total assets	$4,361,490	$4,450,863

Liabilities and Stockholders' Equity
Current liabilities:
Trade and other accounts payable	$59,803	$8,010
Accrued liabilities	209,086	214,972
Short-term contractual obligations	107,994	50,285
Deferred income taxes	31,641	30,334

Total current liabilities	408,524	303,601

Long-term debt	1,970,673	1,928,528
Long-term contractual obligations	1,381	101,945
Other long-term liabilities	2,093	2,523

Total long-term liabilities	1,974,147	2,032,996

Stockholders' Equity:
Common stock, $0.01 par value per share; 2,000,000,000 shares authorized, 408,538,854 and 408,505,079 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	4,085	4,085
Additional paid-in capital	4,150,784	4,137,803
Accumulated deficit	(2,176,050)	(2,027,622)

Total stockholders' equity	1,978,819	2,114,266

Total liabilities and stockholders' equity	$4,361,490	$4,450,863

See accompanying notes.

Cobalt International Energy, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands, except per share data)
Oil and gas revenue	$—	$—	$—	$—
Operating costs and expenses:
Seismic and exploration	16,913	11,983	34,682	20,958
Dry hole expense and impairment	8,144	42,440	28,041	55,481
General and administrative	26,695	22,093	50,946	46,262
Depreciation and amortization	1,293	1,075	2,635	2,182

Total operating costs and expenses	53,045	77,591	116,304	124,883

Operating income (loss)	(53,045)	(77,591)	(116,304)	(124,883)
Other income (expense):
Gain on sale of assets	2,625	—	2,625	—
Interest income	1,451	1,435	3,113	2,379
Interest expense	(17,841)	(18,600)	(37,862)	(29,167)

Total other income (expense)	(13,765)	(17,165)	(32,124)	(26,788)

Net income (loss) before income tax	(66,810)	(94,756)	(148,428)	(151,671)
Income tax expense	—	—	—	—

Net income (loss)	$(66,810)	$(94,756)	$(148,428)	$(151,671)

Basic and diluted income (loss) per share	$(0.16)	$(0.23)	$(0.36)	$(0.37)

Basic and diluted weighted average common shares outstanding	408,521,844	407,088,848	408,515,037	407,039,193

See accompanying notes.

Cobalt International Energy, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit During Development Stage	Total
	($ in thousands)
Balance, December 31, 2014	$4,085	$4,137,803	$(2,027,622)	$2,114,266
Equity based compensation	—	12,981	—	12,981
Net income (loss)	—	—	(148,428)	(148,428)

Balance, June 30, 2015	$4,085	$4,150,784	$(2,176,050)	$1,978,819

See accompanying notes.

Cobalt International Energy, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2015	2014
	($ in thousands)
Cash flows provided from operating activities
Net income (loss)	$(148,428)	$(151,671)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,635	2,182
Gain on the sale of assets	(2,625)	—
Dry hole expense and impairment of unproved properties	28,041	55,481
Equity based compensation	12,981	15,314
Amortization of premium (accretion of discount) on investments	8,878	7,663
Amortization of debt discount and debt issuance costs	44,040	29,360
Changes in operating assets and liabilities:
Joint interest and other receivables	(52,903)	50,968
Inventory	13,665	(4,204)
Prepaid expense and other current assets	(24,583)	34,176
Deferred charges and other	(7,788)	(3,223)
Trade and other accounts payable	24,472	(62,409)
Accrued liabilities and other	(39,916)	(16,314)

Net cash provided by (used in) operating activities	(141,531)	(42,677)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(42,855)	(68,701)
Capital expenditures for other property and equipment	(236)	(335)
Exploratory wells drilling in process	(300,502)	(334,747)
Change in restricted funds	(3,040)	43,310
Proceeds from maturity of investment securities	909,569	961,053
Purchase of investment securities	(519,867)	(1,781,858)

Net cash provided by (used in) investing activities	43,069	(1,181,278)

Cash flows from financing activities
Proceeds from debt offering, net of costs	—	1,269,778
Payment of debt issuance costs	(4,025)	—
Proceeds from stock option exercises	—	33
Payments for common stock withheld for taxes on equity based compensation	—	(631)

Net cash provided by (used in) financing activities	(4,025)	1,269,180

Net increase (decrease) in cash and cash equivalents	(102,487)	45,225
Cash and cash equivalents, beginning of period	258,721	192,460

Cash and cash equivalents, end of period	$156,234	$237,685

Cash paid for interest	$38,426	$18,112
Non-cash disclosures
Changes in accrued capital expenditures	$(54,135)	$(65,050)
Transfer of investment securities to and from restricted funds	$46,049	$(155,105)

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

Recently Issued Accounting Standards

        In April 2015, the FASB amended Accounting Standard Codification Subtopic No. 835-30, Interest—Imputation of Interest (the "ASC Subtopic 835-30"). The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments. The amendments under ASC Subtopic 835-30 are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. However, early adoption is permitted for financial statements that have not been previously issued. The Company expects to comply with the amendments to ASC Subtopic 835-30 for the financial statements at its effective date beginning after December 15, 2015. We do not expect the adoption of ASC 835-30 to have a material impact on the Company's financial statements.

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

Investments

        The Company's policy on accounting for its investments, which consist entirely of debt securities, is based on the accounting guidance relating to "Accounting for Certain Investments in Debt and Equity Securities." The Company considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year are classified as long-term investments. The debt securities are carried at amortized costs, which approximates fair market value as of June 30, 2015 and December 31, 2014 and classified as held-to-maturity as the Company has the positive intent and ability to hold them until they mature. The net carrying value of held-to-maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity over the life of the securities. Income related to these securities is reported as a component of interest income in the Company's condensed consolidated statement of operations. See Note 5—Investments.

        Investments are considered to be impaired when a decline in fair value is determined to be other-than-temporary. The Company conducts a regular assessment of its debt securities with unrealized losses to determine whether securities have other-than-temporary impairment ("OTTI"). This assessment considers, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, market conditions and whether the Company intends to sell or whether it is more likely than not that the Company will be required to sell the debt securities. As of June 30, 2015 and December 31, 2014, the Company has no OTTI in its debt securities.

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

Earnings (Loss) Per Share

        Basic income (loss) per share was calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the periods presented. The calculation of diluted income (loss) per share includes the potential dilutive impact of non-vested restricted stock, non-vested restricted stock units, outstanding stock options, the 2.625% convertible senior notes due 2019 and the 3.125% convertible senior notes due 2024 during the period, unless their effect is anti-dilutive. For the three months and six months ended June 30, 2015, 9,967,516 shares of non-vested restricted stock, non-vested restricted stock units, outstanding stock options, the 2.625% convertible senior notes due 2019 and the 3.125% convertible senior notes due 2024, were excluded

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

from the diluted income (loss) per share calculation because they were anti-dilutive. For the three months and six months ended June 30, 2014, 8,686,353 shares of non-vested restricted stock, non-vested restricted stock units, outstanding stock options and the 2.625% convertible senior notes due 2019 were excluded from the diluted income (loss) per share because they are anti-dilutive.

2. Cash and Cash Equivalents

        Cash and cash equivalents consisted of the following:

	June 30, 2015	December 31, 2014
	($ in thousands)
Cash at banks	$47,908	$57,750
Money market funds	64,844	122,218
Held-to-maturity securities(1)	43,482	78,753

	$156,234	$258,721

(1)
These securities mature three months or less from the date of purchase.

3. Restricted Funds

        Restricted funds consisted of the following:

	June 30, 2015	December 31, 2014
	($ in thousands)
Short-term:
Collateral on letters of credit for Angola	$22,538	$45,062
Citibank pledge agreement	2,200

	$24,738	$45,062

Long-term:
Collateral on letters of credit for Angola	$82,405	$105,051

	$82,405	$105,051

Total restricted funds(1)	$107,143	$150,113

(1)
As of June 30, 2015, $107.1 million was held in collateral accounts established to secure letters of credit issued in support of the Company's contractually agreed work program obligations on Blocks 9 and 20 offshore Angola and to pledge funds for security of obligations under the Citibank Commercial Card Agreement. As of December 31, 2014, $150.1 million was held in a collateral account established to secure letters of credit issued in support of the Company's contractually agreed work program obligations on Blocks 9, 20 and 21 offshore Angola. As of June 30, 2015 and December 31, 2014, the collateral in these accounts were invested in cash and U.S. Treasury notes purchased at premiums, resulting in a net carrying value of $107.1 million and $150.1 million, respectively. The contractual maturities of these securities are within one year.

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Joint Interest and Other Receivables

        Joint interest and other receivables result primarily from billing shared costs under the respective operating agreements to the Company's partners. These are usually settled within 30 days of the invoice date. As of June 30, 2015 and December 31, 2014, the balance in joint interest and other receivables consisted of the following:

	June 30, 2015	December 31, 2014
	($ in thousands)
Partners in the U.S. Gulf of Mexico	$44,944	$3,274
Partners in West Africa	62,456	46,312
Accrued interest on investment securities	6,121	7,663
Other	171	2,725

	$113,692	$59,974

5. Investments

        The Company's investments in held-to-maturity securities, which are recorded at amortized cost which approximates fair market value, were as follows as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	($ in thousands)
U.S. Treasury bills	$—	$46,064
U.S. Treasury notes	104,943	104,049
Corporate securities	1,025,273	1,321,261
Commercial paper	405,876	483,534
U.S. Agency securities	24,998	24,996
Certificates of deposit	90,206	105,215

Total	$1,651,296	$2,085,119

        The Company's condensed consolidated balance sheet included the following held-to-maturity securities:

	June 30, 2015	December 31, 2014
	($ in thousands)
Cash and cash equivalents	$43,482	$78,753
Short-term investments	1,502,871	1,530,206
Short-term restricted funds	22,538	45,062
Long-term restricted funds	82,405	105,051
Long-term investments	—	326,047

	$1,651,296	$2,085,119

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Investments (Continued)

        The contractual maturities of these held-to-maturity securities as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	($ in thousands)
Within 1 year	$1,651,296	$1,651,296	$1,759,072	$1,759,072
After 1 year	—	—	326,047	326,047

	$1,651,296	$1,651,296	$2,085,119	$2,085,119

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

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Fair Value Measurements (Continued)

        The following tables summarize the Company's significant financial instruments as categorized by the fair value measurement hierarchy:

	Level 1		Level 2
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)	Balance as of June 30, 2015
	($ in thousands)
Cash and cash equivalents:
Cash	$47,908	$47,908	$—	$—	$47,908
Money market funds	64,844	64,844	—	—	64,844
Commercial paper	—	—	43,482	43,482	43,482

Subtotal	112,752	112,752	43,482	43,482	156,234

Short-term restricted funds:
Cash	2,200	2,200	—	—	2,200
U.S. Treasury notes	—	—	22,538	22,538	22,538

Subtotal	2,200	2,200	22,538	22,538	24,738

Short-term investments:
U.S. Agency securities	—	—	24,998	24,998	24,998
Corporate bonds	—	—	1,025,273	1,025,273	1,025,273
Commercial paper	—	—	362,394	362,394	362,394
Certificates of deposit	—	—	90,206	90,206	90,206

Subtotal	—	—	1,502,871	1,502,871	1,502,871

Long-term restricted funds:
U.S. Treasury notes	—	—	82,405	82,405	82,405

Subtotal	—	—	82,405	82,405	82,405

Long-term investments:
Corporate bonds	—	—	—	—	—

Subtotal	—	—	—	—	—

Total	$114,952	$114,952	$1,651,296	$1,651,296	$1,766,248

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

(1)
As of June 30, 2015 and December 31, 2014, the Company did not record any OTTI on these assets.

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Property, Plant, and Equipment

        Property, plant, and equipment is stated at cost less accumulated depreciation/amortization and consisted of the following:

	Estimated Useful Life (Years)	June 30, 2015	December 31, 2014
		($ in thousands)
Oil and Gas Properties:
Proved properties:
Well and development costs		$265,967	$183,221

Total proved properties		265,967	183,221

Unproved properties:
Oil and gas leasehold		734,311	762,518
Less: accumulated valuation allowance		(186,077)	(211,224)

		548,234	551,294
Exploration wells in process		1,444,372	1,186,464

Total unproved properties		1,992,606	1,737,758

Total oil and gas properties, net		2,258,573	1,920,979

Other Property and Equipment:
Computer equipment and software	3	5,855	5,672
Office equipment and furniture	3 - 5	2,160	2,139
Vehicles	3	265	265
Leasehold improvements	3 - 10	2,520	2,488
Running tools and equipment	3	9,795	9,795

		20,595	20,359
Less: accumulated depreciation and amortization		(11,612)	(8,977)

Total other property and equipment, net		8,983	11,382

Property, plant, and equipment, net		$2,267,556	$1,932,361

        The Company recorded $1.3 million and $1.1 million of depreciation and amortization expense for the three months ended June 30, 2015 and 2014, respectively, and $2.6 million and $2.2 million for the six months ended June 30, 2015 and 2014, respectively.

Proved Oil and Gas Properties

        The Heidelberg project was formally sanctioned for development in mid-2013. As a result of the project sanction, the Company reclassified its Heidelberg exploration well costs to proved property well and development costs and these costs will be amortized when the related proved developed reserves are produced. During the quarter ended March 31, 2015, the Company assigned its 9.375% ownership interest in the Heidelberg prospect to its wholly owned subsidiary, Cobalt GOM #1, LLC ("GOM #1"). As a result, the carrying value of the costs capitalized for all the Heidelberg projects as

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Property, Plant, and Equipment (Continued)

of March 31, 2015 were transferred to GOM #1. GOM #1 was established to secure the Heidelberg assets creating a first priority lien in the Company's interest in preparation for debt instruments to fund the Heidelberg development projects. As of June 30, 2015, the well and development costs consist of $111.1 million relating to exploration, appraisal and development well costs and $154.9 million for costs associated with field development. As of December 31, 2014, the well and development costs consist of $51.1 million relating to exploration, appraisal and development well costs and $132.1 million for costs associated with field development.

Unproved Oil and Gas Properties

        As of June 30, 2015 and December 31, 2014, the Company has the following unproved property acquisition costs, net of valuation allowance on the consolidated balance sheets:

	June 30, 2015	December 31, 2014
	($ in thousands)
U.S. Gulf of Mexico:
Individual oil and gas leaseholds with carrying value greater than $1 million	$295,378	$320,731
Individual oil and gas leaseholds with carrying value less than $1 million	81,062	83,916

	376,440	404,647
Accumulated valuation allowance & impairment	(183,577)	(208,724)

	192,863	195,923

West Africa:
Blocks 9, 20 and 21 offshore Angola(1)	355,876	355,876
Diaba Block offshore Gabon	1,995	1,995

	357,871	357,871
Accumulated impairment	(2,500)	(2,500)

	355,371	355,371

Total oil and gas leasehold	$548,234	$551,294

(1)
In 2010, the Company acquired a license to explore for, develop and produce oil from Block 21 offshore Angola by executing a Risk Service Agreement ("Block 21 RSA") with Sonangol. The Block 21 RSA governs our 40% working interest in and operatorship of Block 21 offshore Angola and forms the basis of the Company's exploration, development and production operations on this block. The Block 21 RSA provided for an initial exploration period of five years, which expired on March 1, 2015. In May 2015, the Company received a two year extension of the initial exploration period for Block 21 to enable the Company to continue its exploration efforts. The initial exploration period for Block 21 is now scheduled to expire on March 1, 2017.

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

        The following tables reflect the Company's net changes in and the cumulative costs of capitalized exploration well costs (excluding any related leasehold costs):

	June 30, 2015	December 31, 2014
	($ in thousands)
Beginning of period	$1,186,464	$777,823
Additions to capitalized exploration
U.S. Gulf of Mexico:
Exploration well costs	74,270	143,431
Capitalized interest	7,707	6,965
West Africa:
Exploration well costs	169,056	379,461
Capitalized interest	29,454	44,243
Reclassifications to wells, facilities, and equipment based on determination of proved reserves	—	—
Amounts charged to expense(1)	(22,579)	(165,459)

End of period	$1,444,372	$1,186,464

(1)
The amount of $22.6 million for the six months ended June 30, 2015 primarily represents impairment charges related to the North Platte #2 appraisal well and additional charges on exploratory wells which were impaired in 2014. The North Platte #2 appraisal well was plugged and abandoned due to a seal failure in the riser connection system. The well was at a depth of 20,701 feet when the problem with the riser was detected. The Company is continuing to assess what additional impairment charges or other liabilities, including any environmental liabilities, might be incurred in future periods related to the North Platte #2 appraisal well and what costs may be recouped from the drilling contractor.

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Property, Plant, and Equipment (Continued)

	June 30, 2015	December 31, 2014
	($ in thousands)
Cumulative costs:
U.S. Gulf of Mexico
Exploration well costs	$335,576	$283,885
Capitalized interest	18,601	10,894
West Africa
Exploration well costs	1,002,889	835,171
Capitalized interest	87,306	56,514

	$1,444,372	$1,186,464

Well costs capitalized for a period greater than one year after completion of drilling (included in table above)	$907,068	$775,379

        As of June 30, 2015, capitalized exploration well costs that have been suspended longer than one year are associated with the Company's Shenandoah, North Platte, Cameia, Bicuar, Lontra, Orca, Mavinga and Diaman discoveries. These well costs are suspended pending ongoing evaluation including, but not limited to, results of additional appraisal drilling, well-test analysis, additional geological and geophysical data and approval of a development plan. Management believes these discoveries exhibit sufficient indications of hydrocarbons to justify potential development and is actively pursuing efforts to fully assess them. If additional information becomes available that raises substantial doubt as to the economic or operational viability of these discoveries, the associated costs will be expensed at that time. The Heidelberg discovery has been sanctioned for development and the Heidelberg capitalized exploration and appraisal well costs were reclassified to development costs in 2013.

8. Other Assets

        As of June 30, 2015 and December 31, 2014, the balance in other assets consisted of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Debt issue cost(1)	$38,838	$36,708
Long-term portion of prepaid shorebase leases	1,593	2,244
Rig costs(2)	22,117	14,984

	$62,548	$53,936

(1)
As of June 30, 2015, the $38.8 million in debt issue costs was related to the issuance of the Company's 2.625% convertible senior notes due 2019 and the Company's 3.125% convertible senior notes due 2024 and the Borrowing Base Facility Agreement, as described in Note 9. As of December 31, 2014, the $36.7 million in debt issue costs included $18.5 million and $18.2 million in costs related to the issuance of the Company's 2.625% convertible senior notes due 2019 and the Company's 3.125% convertible senior

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Other Assets (Continued)

  notes due 2024, respectively, as described in Note 9. These debt issue costs are amortized over the life of the notes.

(2)
As of June 30, 2015 and December 31, 2014, the $22.1 million and $15.0 million, respectively, relate to costs associated with the long-term mobilization and the regulatory acceptance testing of the SSV Catarina drilling rig which is currently drilling in West Africa, and costs relating to the Rowan Reliance drilling rig which is currently drilling in U.S. Gulf of Mexico. These costs are amortized over the term of the respective drilling rig contracts.

9. Long-term Debt

        As of June 30, 2015, the Company's long-term debt consists of the 2.625% convertible senior notes due 2019 issued on December 17, 2012 (the "2.625% Notes") the 3.125% convertible senior notes due 2024 issued on May 13, 2014 (the "3.125% Notes", and, collectively with the 2.625% Notes, the "Notes") and the Borrowing Base Facility Agreement (the "Facility Agreement") entered into on May 29, 2015, as follows:

Borrowing Base Facility Agreement

        On May 29, 2015, Cobalt GOM #1 LLC ("GOM#1"), an indirect, wholly-owned subsidiary of the Company entered into a Borrowing Base Facility Agreement (the "Facility Agreement") with Société Générale, as administrative agent, and certain other lenders. GOM#1 is the direct owner of the oil and gas leases, wells, production facilities and other assets and agreements associated with the Company's Heidelberg development. GOM#1 does not own any of the Company's other oil and gas assets. The Facility Agreement provides for a limited recourse $150 million senior secured reserve-based term loan facility. The proceeds of the loans under the Facility Agreement will be available to fund the majority of GOM#1's share of the remaining Heidelberg field development costs, subject to the maintenance of a debt to equity ratio of the total investment in the Heidelberg development of no more than 70:30. GOM#1 may request that the commitments under the Facility Agreement be increased by up to an additional $100 million upon the satisfaction of certain conditions set forth in the Facility Agreement, and such increase is subject to lender participation. In addition, GOM#1 may request a further commitment increase by up to $400 million if GOM#1's interest in the Heidelberg field is increased, with such commitment increase subject to lender participation.

        The Company is a party to the Facility Agreement and has limited funding obligations thereunder. Until completion of the Heidelberg development in accordance with the current field development plan and certain other requirements set forth in the Facility Agreement ("Completion"), the Company has guaranteed to fund cost overruns that may be incurred up to an aggregate of $38.7 million. The Company agreed to cash collateralize 50% of its funding obligation in respect of cost overruns by depositing $19.4 million in a collateral account to be established pursuant to the terms of the Facility Agreement. As of June 30, 2015 this amount has not been funded.

        The amount available for borrowing at any one time under the Facility Agreement is limited to a borrowing base amount determined twice a year using agreed projections by applying the lower of (i) a project life coverage ratio of 1.5:1.0 to the sum of discounted projected net revenues from the

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Long-term Debt (Continued)

Heidelberg field and certain capital expenditures and (ii) a loan life coverage ratio of 1.3:1.0 to the sum of discounted projected net revenues from the Heidelberg field and certain capital expenditures. Interim borrowing base redeterminations can take place between scheduled redetermination dates in limited circumstances specified in the Facility Agreement. Loans made under the Facility Agreement are scheduled to amortize in the manner set forth in the Facility Agreement commencing in July 2018 and will mature on the earlier of (a) May 29, 2020 and (b) the last day of the quarter immediately preceding the first quarter in which the aggregate remaining reserves for the Heidelberg field are projected to be less than 20% of the initial approved reserves. In addition, on or before each redetermination, GOM#1 is required to repay such amount of the loans as is required to reduce the aggregate amount of the loans to the borrowing base amount applicable on the day after such redetermination. After Completion, loans are also subject to mandatory prepayment with 33% of GOM#1's excess cash flow.

        The Facility Agreement and certain related hedging obligations, if any, are secured by a first priority security interest in substantially all of the assets of GOM#1 (which are comprised only of the oil and gas leases, wells, production facilities and other assets associated with the Heidelberg development), including a mortgage on GOM#1's ownership interest in the Heidelberg field, a pledge of the equity interests of GOM#1 and a pledge of certain intercompany receivables held by the Company. All of GOM#1's revenues from the Heidelberg development will be deposited in collateral accounts established pursuant to the Facility Agreement and applied in accordance with a cash waterfall in the manner specified in the Facility Agreement. GOM#1 is required to maintain a debt service reserve account for the benefit of the lenders under the Facility Agreement, which must remain funded at all times to the level specified in the Facility Agreement.

        At GOM#1's election, interest for borrowings under the Facility Agreement are determined by reference to (a) the London interbank offered rate, or LIBOR, plus an applicable margin of (i) 6.00% per annum prior to Completion and (ii) 4.00% following Completion or (b) a base rate plus an applicable margin of (i) 5.00% prior to Completion and (ii) 3.00% following Completion. Prior to Completion, GOM#1 is also required to pay a commitment fee equal to 40% of the applicable margin payable on the unused commitments under the Facility Agreement. Interest on base rate loans and the commitment fee are generally payable quarterly. Interest on LIBOR loans are generally payable at the end of the applicable interest period but no less frequently than quarterly.

        The Facility Agreement contains various covenants that limit, among other things, GOM#1's ability to incur indebtedness, grant liens on its assets, merge or consolidate with other entities, sell its assets, make loans, acquisitions, capital expenditures and other investments, abandon or decommission the Heidelberg field, modify material agreements relating thereto, enter into commodity hedges and pay dividends and distributions to its parent entities.

        The Facility Agreement includes customary events of default for transactions of this type, including events of default relating to non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of covenants, cross-defaults, bankruptcy and insolvency events, certain unsatisfied judgments, loan documents not being valid, defaults under project documents that are not replaced, change in control, expropriation, abandonment or decommissioning of the Heidelberg field, material title defects, the failure to pay cost overruns when due and the failure to reach Completion on or before May 29, 2018.

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Long-term Debt (Continued)

        In addition, the Facility Agreement provides that an event of default will occur if (a) the debt to equity ratio exceeds 70:30 or (b) the then current projections show that (i) the project loan life coverage ratio in any calculation period will be 1.5:1.0 or less, (ii) the loan life coverage ratio in any calculation period will be 1.3:1.0 or less or (iii) the debt service coverage ratio in any calculation period will be 1.2:1.0 or less.

        If an event of default occurs, the lenders will be able to accelerate the maturity of the Facility Agreement and exercise other rights and remedies.

        As of June 30, 2015, the Company has not borrowed any amounts under the Facility Agreement.

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

3.125% Convertible Senior Notes due 2024

        On May 13, 2014, the Company issued $1.3 billion aggregate principal amount of the 3.125% Notes. The 3.125% Notes are the Company's senior unsecured obligations and rank equal in right of payment to the 2.625% Notes. Interest on the 3.125% Notes is payable semi-annually in arrears on May 15 and November 15 of each year. The 3.125% Notes will mature on May 15, 2024, unless earlier repurchased, converted or redeemed in accordance with the terms of the Notes. Prior to November 15, 2023, the 3.125% Notes are convertible only under the following circumstances: (1) during any fiscal quarter commencing after March 31, 2015 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a 30 consecutive trading-day period ending on, and including, the last trading day of the immediately preceding fiscal quarter exceeds $30.00 on each applicable trading day; (2) during the five business-day period after any five consecutive trading-day period (the "3.125% Notes Measurement Period") in which the trading price per $1,000 principal amount of notes for each trading day of the 3.125% Notes Measurement Period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; (3) if the Company calls all or any portion of the 3.125% Notes for redemption, at any time prior to 5:00 p.m., New York City time, on the second scheduled trading day immediately preceding the related redemption date; or (4) upon the

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Long-term Debt (Continued)

occurrence of specified distributions or the occurrence of specified corporate events. On or after November 15, 2023, the 3.125% Notes may be converted at the option of the holder at any time prior to 5:00 p.m., New York City time, on the second scheduled trading day immediately preceding the stated maturity date, in multiples of $1,000 principal amount. As of June 30, 2015, none of the conditions allowing holders of the 3.125% Notes to convert had been met.

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

        Upon the occurrence of an Event of Default, as defined within the indenture governing the Notes, the trustee or the holders of at least 25% in aggregate principal amount of the Notes then outstanding may declare 100% of the principal of, and accrued and unpaid interest on, all the Notes to be due and payable immediately

        In accordance with accounting guidance relating to, "Debt with Conversion and Other Options", the Company separately accounts for the liability and equity conversion components of the Notes due to the Company's option to settle the conversion obligation in cash. The fair value of the Notes excluding the conversion feature at the date of issuance was calculated based on the fair value of similar non-convertible debt instruments. The resulting value of the conversion option of the Notes was recognized as a debt discount and recorded as additional paid-in capital on the Company's consolidated balance sheets. Total debt issue cost on the Notes was allocated to the liability component and to the equity component of the Notes accordingly. The debt discount and the liability component of the debt issue costs are amortized over the term of the Notes. The effective interest rate used to amortize the debt discount and the liability component of the debt issue costs were approximately 8.40% and 8.97% on the 2.625% Notes and the 3.125% Notes, respectively, based on the Company's estimated non-convertible borrowing rate as of the date the Notes were issued. Since the Company incurred losses for all periods, the impact of the conversion option would be anti-dilutive to the earnings per share and therefore was not included in the calculation.

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Long-term Debt (Continued)

        The carrying amounts of the liability components of the Notes were as follows:

	June 30, 2015			December 31, 2014
	Principal Amount	Unamortized discount(1)	Carrying Amount	Principal Amount	Unamortized discount	Carrying Amount
	($ in thousands)
Carrying amount of liability component
2.625% Notes	$1,380,000	$(269,762)	$1,110,238	$1,380,000	$(295,509)	$1,084,491
3.125% Notes	1,300,000	(439,565)	860,435	1,300,000	(455,963)	844,037

Total	$2,680,000	$(709,327)	$1,970,673	$2,680,000	$(751,472)	$1,928,528

(1)
Unamortized discount will be amortized over the remaining life of the Notes which is 4.5 years for the 2.625% Notes and 9 years for the 3.125% Notes.

        The carrying amounts of the equity components of the Notes were as follows:

	June 30, 2015	December 31, 2014
	($ in thousands)
Debt discount relating to value of conversion option	$866,340	$866,340
Debt issue costs	(20,185)	(20,185)

Total	$846,155	$846,155

        Fair Value    The fair value of the Notes excluding the conversion feature was calculated based on the fair value of similar non-convertible debt instruments since an observable quoted price of the Notes or a similar asset or liability is not readily available. As of June 30, 2015 and December 31, 2014, the fair values of the Notes were as follows:

	June 30, 2015	December 31, 2014
	($ in thousands)
2.625% Notes	$1,360,000	$1,361,000
3.125% Notes	1,023,000	1,047,000

Total	$2,383,000	$2,408,000

        As of June 30, 2015, the Company had $8.1 million accrued for interest on the Notes and commitment fees associated with the Facility Agreement.

        For the three months ended June 30, 2015 and 2014, the interest expense, net of capitalized amount, relating to the Notes and certain costs and commitment fees associated with the Facility Agreement was $17.8 million and $18.6 million, respectively. For the six months ended June 30, 2015 and 2014, the interest expense, net of capitalized amount, relating to the Notes was $37.9 million and $29.2 million, respectively.

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Long-term Debt (Continued)

        As of June 30, 2015 and December 31, 2014, the debt discounts associated with the 2.625% Notes and the 3.125% Notes resulted in the recognition of $250.0 million and $264.3 million of deferred tax liability, respectively. The Company is in an overall net deferred tax assets position with a full valuation allowance. Therefore, the Company has determined that it is more likely than not that all of the deferred tax assets will not be realized.

10. Contractual Obligations

        The short-term and long-term contractual obligations consist of the following:

	June 30, 2015	December 31, 2014
	($ in thousands)
Short-term Contractual Obligations:
Social and work program obligation payments for Block 9, offshore Angola	$21,875	$560
Social obligation payments for Block 21, offshore Angola	409	1,156
Social obligation and bonus payments for Block 20, offshore Angola(1)	85,710	48,569

	$107,994	$50,285

Long-term Contractual Obligations:
Social and work program obligation payments for Block 9, offshore Angola	$—	$21,875
Social obligation payments for Block 21, offshore Angola	1,381	74
Social obligation and bonus payments for Block 20, offshore Angola(1)	—	79,996

	$1,381	$101,945

(1)
The total amount of social obligation payments for Block 20 has been capitalized.

11. Seismic and Exploration Expenses

        Seismic and exploration expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Seismic costs	$9,946	$1,540	$22,151	$4,889
Leasehold delay rentals	2,936	3,131	4,326	4,422
Other exploration expense	4,031	7,312	8,205	11,647

	$16,913	$11,983	$34,682	$20,958

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Equity Based Compensation

        The Company accounts for stock-based compensation at fair value. The Company grants various types of stock-based awards including stock options, restricted stock and performance-based awards. The fair value of stock option awards is determined using the Black-Scholes-Merton option-pricing model. For restricted stock awards with market conditions, the fair value of the awards is measured using the Monte Carlo pricing model. Restricted stock awards without market conditions are valued using the market price of the Company's common stock on the grant date. The Company records compensation cost, net of estimated forfeitures, for stock-based compensation awards over the requisite service period except for performance-based awards, which are amortized on a straight-line basis over a weighted average period.

        During the six months ended June 30, 2015, the Company granted a total of 3,193,648 shares of restricted stock and 746,268 stock options to employees which include 379,746 shares of restricted stock and 746,268 stock options with both service and market conditions granted to three senior officers under the terms of their employment agreements. During the six months ended June 30, 2015, the Company granted 23,854 shares of common stock as retainer awards and 105,846 restricted stock units to its non-employee directors.

        The Company recorded equity based compensation expense, net of forfeitures, of $7.1 million and $7.1 million for the three months ended June 30, 2015 and 2014, respectively, and $13.0 million and $15.3 million for the six months ended June 30, 2015 and 2014, respectively.

        On February 20, 2015, the Company issued a total of 1,526,835 share appreciation rights ("SARs") under the Company's Long Term Incentive Plan (the "Plan") to the Company's officers, based on the common stock market price at the time of issuance of $8.87 per share. The SARs will vest with respect to one-third (1/3) of the underlying shares on each anniversary of the grant date over the next three years and may be settled, at the Company's discretion, by issuance of the Company's shares or by cash or by a combination of the Company's shares and cash based on the fair market value of the shares on date of exercise. The fair value of a SAR is determined using the Black-Scholes-Merton option-pricing model which at the date of grant was $4.53 per SAR share. The Company accounts for the SAR awards as compensation cost and records a corresponding liability based on the fair value of the SARs at the end of each reporting period. As of June 30, 2015, the fair value of each SAR increased to $4.84, resulting in an increase in the aggregate fair value of the SARs of $0.5 million using the Black-Scholes-Merton option-pricing model. For the three months and six months ended June 30, 2015, the Company recognized $0.6 and $0.9 million, respectively, in compensation expense relating to the SAR awards.

        On April 30, 2015, the Company's stockholders approved the Company's 2015 Long Term Incentive Plan (the "2015 Plan"). The total number of shares of our common stock available for issuance under the 2015 Plan is 12,000,000. The 2015 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards. As of June 30, 2015, the Company has not made any awards under the 2015 Plan.

13. Segment Information

        The Company currently has two geographic operating segments. The operating segments are focused in the deepwater U.S. Gulf of Mexico and offshore West Africa. The following tables provide

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Segment Information (Continued)

the geographic operating segment information for the three months and six months ended June 30, 2015 and 2014:

	United States	West Africa	Total
	($ in thousands)
Three months ended June 30, 2015
Operating costs and expense	$38,168	$14,877	$53,045

Operating income (loss)	(38,168)	(14,877)	(53,045)

Other income (expense)			(13,765)

Net income (loss)			$(66,810)

Additions to Property and Equipment, net(1)	$53,068	$108,627	$161,695

Three months ended June 30, 2014
Operating costs and expense	$50,506	$27,085	$77,591

Operating income (loss)	(50,506)	(27,085)	(77,591)

Other income (expense)			(17,165)

Net income (loss)			$(94,756)

Additions to Property and Equipment, net(1)	$28,988	$108,119	$137,107

	United States	West Africa	Total
	($ in thousands)
Six months ended June 30, 2015
Operating costs and expense	$89,910	$26,394	$116,304

Operating income (loss)	(89,910)	(26,394)	(116,304)

Other income (expense)			(32,124)

Net income (loss)			$(148,428)

Additions to Property and Equipment, net(1)	$138,939	$196,256	$335,195

Six months ended June 30, 2014
Operating costs and expense	$81,532	$43,351	$124,883

Operating income (loss)	(81,532)	(43,351)	(124,883)

Other income (expense)			(26,788)

Net income (loss)			$(151,671)

Additions to Property and Equipment, net(1)	$50,364	$231,007	$281,371

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

15. Other Matters

        As previously disclosed, in November 2011 a formal order of investigation was issued by the SEC related to the Company's operations in Angola. In August 2014, the Company received a Wells Notice from the SEC related to this investigation. In January 2015, the Company received a termination letter from the SEC advising that the SEC's FCPA investigation has concluded and the Staff does not intend to recommend any enforcement action by the SEC. This letter formally concluded the SEC's investigation. The Company continues to cooperate with the Department of Justice ("DOJ") with regard to its ongoing parallel investigation. The Company is unable to predict the outcome of the DOJ's ongoing investigation or any action that the DOJ may decide to pursue.

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

Second Quarter 2015 Operational Highlights

  U.S. Gulf of Mexico

  •
  With respect to our Heidelberg project, development drilling and production facility construction continue in order to support initial production by mid-2016. The hull has been moored in place in the U.S. Gulf of Mexico and work continues offshore as planned. The topsides are mechanically complete and undergoing pre-commissioning. The Heidelberg production facility is designed to produce up to 80,000 barrels of oil per day ("BOPD") and 80 million cubic feet per day ("MMCFD") of gas. We own a 9.375% non-operated working interest in the Heidelberg project.

  •
  We spud the Shenandoah #4 appraisal well, which is expected to confirm the lateral sand quality, continuity and stratigraphy of reservoirs found in the Shenandoah #2 well. The Shenandoah #4 well is located approximately 800' updip and 0.7 miles northwest of the Shenandoah #2 well, which encountered more than 1,000 feet of net oil pay in excellent quality, Inboard Lower Tertiary-aged reservoirs. We expect results from the Shenandoah #4 well in the second half of 2015. We own a 20% non-operated working interest in the Shenandoah project.

  •
  We commenced drilling operations on a bypass core and sidetrack well on our Anchor discovery by utilizing the wellbore of the initital Anchor exploration well, which encountered significant high quality oil pay in multiple Inboard Lower Tertiary horizons. We expect results from the bypass core and sidetrack well in the third quarter of 2015. The Anchor discovery is located approximately 140 miles from the Louisiana coast in 5,183 feet of water. We own a 20% non-operated working interest in the Anchor discovery unit.

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

  West Africa

  •
  We completed drilling operations on the Cameia #4 well, which was successful and consistent with pre-drill expectations. We intend to utilize Cameia #4 as a production well. We recently spud the Cameia #5 well and expect to maintain an ongoing drilling program at Cameia for the remainder of 2015. We anticipate formal project sanction of Cameia by year-end 2015, and first production from Cameia will likely occur in 2018. The occurrence and timing of project sanction and first production from Cameia are subject to obtaining adequate financing and the approval of a revised integrated field development plan by Sonangol and the Angola Ministry of Petroleum. We are the operator of and hold a 40% working interest in the Cameia project. Our partner in the Cameia project is Sonangol Pesquisa e Produção, S.A. ("Sonangol P&P"), with a 60% working interest.

Second Quarter 2015 Financial Highlights

  •
  We recorded a net loss of approximately $66.8 million, a 29% decrease from the second quarter of 2014. Total operating expenses were approximately $53.0 million, a 32% decrease from the second quarter of 2014. The decrease in operating expenses for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, was primarily attributed to $8.1 million in dry hole and impairment charges during the three months ended June 30, 2015 compared to $42.4 million during the three months ended June 30, 2014.

  •
  Capital and operating expenditures were approximately $205.3 million for the three months ended June 30, 2015.

  •
  On May 29, 2015, Cobalt GOM #1 LLC ("GOM#1"), our indirect, wholly-owned subsidiary, entered into a Borrowing Base Facility Agreement (the "Facility Agreement") with Société Générale, as administrative agent, and certain other lenders. The Facility Agreement provides for a limited recourse $150 million senior secured reserve-based term loan facility. Currently, we have not borrowed any amounts under the Facility Agreement.

  •
  Including our existing cash, investments on hand, restricted cash, and undrawn amounts under the Facility Agreement, as of June 30, 2015, we have approximately $1.9 billion of liquidity.

Results of Operations

        We operate our business in two geographic segments: the United States and West Africa. The discussion of the results of operations and the period-to-period comparisons presented below for each operating segment and our consolidated operations analyzes our historical results. The following discussion may not be indicative of future results.

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

	Three Months Ended June 30,
	2015	2014	Increase (Decrease)%
	($ in thousands)
United States Segment:
Oil and gas revenue	$—	$—	$—	—%
Operating costs and expenses:
Seismic and exploration	9,895	4,626	5,269	114%
Dry hole expense and impairment	7,533	40,743	(33,210)	(82)%
General and administrative	20,373	4,717	15,656	332%
Depreciation and amortization	367	420	(53)	(13)%

Total operating costs and expenses	38,168	50,506	(12,338)	(24)%

Operating income (loss)	(38,168)	(50,506)	(12,338)	(24)%
West Africa Segment:
Oil and gas revenue	$—	$—	$—	—%
Operating costs and expenses:
Seismic and exploration	7,018	7,357	(339)	(5)%
Dry hole expense and impairment	611	1,697	(1,086)	(64)%
General and administrative	6,322	17,376	(11,054)	(64)%
Depreciation and amortization	926	655	271	41%

Total operating costs and expenses	14,877	27,085	(12,208)	(45)%

Operating income (loss)	(14,877)	(27,085)	(12,208)	(45)%
Consolidated Operations:
Oil and gas revenue	$—	$—	$—	—%
Operating costs and expenses:
Seismic and exploration	16,913	11,983	4,930	41%
Dry hole expense and impairment	8,144	42,440	(34,296)	(81)%
General and administrative	26,695	22,093	4,602	21%
Depreciation and amortization	1,293	1,075	218	20%

Total operating costs and expenses	53,045	77,591	(24,546)	(32)%

Operating income (loss)	(53,045)	(77,591)	24,546	(32)%
Other income (expense):
Gain on the sale of assets	2,625	—	2,625	100%
Interest income	1,451	1,435	16	1%
Interest expense	(17,841)	(18,600)	759	4%

Total other income (expense)	(13,765)	(17,165)	(3,400)	20%

Net income (loss) before income tax	(66,810)	(94,756)	27,946	29%
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(66,810)	$(94,756)	$27,946	29%

United States Segment:

        Oil and gas revenue.    We have not yet commenced production. Therefore, we did not realize any oil and gas revenue during the three months ended June 30, 2015 and 2014, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the three months ended June 30, 2015 and 2014:

        Seismic and exploration.    Seismic and exploration costs increased by $5.3 million during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The increase was primarily attributed to the acquisition of $5.8 million in seismic data, a decrease of $0.3 million of reprocessing costs on seismic data on various U.S. Gulf of Mexico prospects in which we have a working interest and a $0.2 million decrease in delay rental and other exploration costs during the three months ended June 30, 2015.

        Dry hole expense and impairment.    Dry hole expense and impairment decreased by $33.2 million during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The increase is reflected in the following table:

	Three Months Ended June 30,
	2015	2014	Increase (Decrease)
	($ in thousands)
Impairment of Unproved Leasehold:
Amortization of leasehold with carrying value under $1 million	$2,579	$2,782	$(203)
Dry Hole Expense:
Anchor #1 exploration well	(406)	25,767	(26,173)
North Platte #2 appraisal well	4,401	—	4,401
Yucatan #2 exploration well	(56)	11,894	(11,950)
Shenandoah By Pass Core #3	520	—	520
Aegean #1	7	—	7
Ligurian #2	38	—	38
Ardennes	450	—	450
Other Impairments:
Obsolete inventory	—	300	(300)

	$7,533	$40,743	$(33,210)

        General and administrative.    General and administrative costs increased by $15.7 million during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The increase of $15.7 million was attributable to an increase of $2.3 million in salary and stock compensation, driven in part by our personnel growth, an increase of $0.6 million in legal fees, an increase of $1.8 million in insurance and other office supporting costs, and a decrease of $11.9 million in recoveries from partners for overhead and technical service charges pursuant to applicable joint operating agreements, all of which were offset by a $0.9 million decrease in consulting fees and office support expenses.

        Depreciation and amortization.    Depreciation and amortization did not materially change from the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.

West Africa Segment:

        Oil and gas revenue.    We have not yet commenced production. Therefore, we did not realize any oil and gas revenue during the three months ended June 30, 2015 and 2014, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the three months ended June 30, 2015 and 2014:

        Seismic and exploration.    Seismic and exploration costs decreased by $0.3 million during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The decrease consisted of an increase in seismic data acquisition and processing of $2.7 million, which was offset by a decrease of $3.0 million in other exploration expenses associated with support vessel standby costs and shorebase personnel and equipment costs during the three months ended June 30, 2015.

        Dry hole expense and impairment.    Dry hole expense and impairment decreased by $1.1 million as there were no material impairments taken in Angola for the three months ended June 30, 2015.

        General and administrative.    General and administrative costs decreased by $11.1 million during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The decrease of $11.1 million is primarily attributable to a $0.8 million decrease in staff costs in Angola, a $1.3 million decrease in other office related expenses and a decrease in technical and overhead charges of $9.0 million.

        Depreciation and amortization.    Depreciation and amortization did not materially change from the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.

Consolidated:

        Other income (expense).    Other income (expense) decreased by $3.4 million during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The decrease was primarily due to a gain recognized on the sale of assets of $2.6 million in the second quarter of 2015.

        Income tax expense/benefit.    No income tax benefit has been reflected since a full valuation allowance has been established against the deferred tax asset that would have been generated as a result of the operating results.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

	Six Months Ended June 30,
	2015	2014	Increase (Decrease)%
	($ in thousands)
United States Segment:
Oil and gas revenue	$—	$—	$—	—%
Operating costs and expenses:
Seismic and exploration	23,675	7,063	16,612	235%
Dry hole expense and impairment	27,430	53,623	(26,193)	(49)%
General and administrative	38,025	19,978	18,047	90%
Depreciation and amortization	780	868	(89)	(10)%

Total operating costs and expenses	89,910	81,532	8,378	10%

Operating income (loss)	(89,910)	(81,532)	8,378	10%
West Africa Segment:
Oil and gas revenue	$—	$—	$—	—%
Operating costs and expenses:
Seismic and exploration	11,007	13,895	(2,888)	(21)%
Dry hole expense and impairment	611	1,858	(1,247)	(67)%
General and administrative	12,921	26,284	(13,363)	(51)%
Depreciation and amortization	1,855	1,314	542	41%

Total operating costs and expenses	26,394	43,351	16,957	(39)%

Operating income (loss)	(26,394)	(43,351)	16,957	(39)%
Consolidated Operations:
Oil and gas revenue	$—	$—	$—	—%
Operating costs and expenses:
Seismic and exploration	34,682	20,958	13,724	65%
Dry hole expense and impairment	28,041	55,481	(27,440)	(49)%
General and administrative	50,946	46,262	4,684	10%
Depreciation and amortization	2,635	2,182	453	21%

Total operating costs and expenses	116,304	124,883	8,579	(7)%

Operating income (loss)	(116,304)	(124,883)	8,579	(7)%
Other income (expense):
Gain on the sale of assets	2,625	—	2,625	100%
Interest income	3,113	2,379	734	31%
Interest expense	(37,862)	(29,167)	(8,695)	30%

Total other income (expense)	(32,124)	(26,788)	5,336	20%

Net income (loss) before income tax	(148,428)	(151,671)	3,243	2%
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(148,428)	$(151,671)	$3,243	2%

United States Segment:

        Oil and gas revenue.    We have not yet commenced production. Therefore, we did not realize any oil and gas revenue during the six months ended June 30, 2015 and 2014, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the six months ended June 30, 2015 and 2014:

        Seismic and exploration.    Seismic and exploration costs increased by $16.6 million during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. The increase was primarily attributed to the acquisition of $9.5 million in seismic data, and $7.1 million of reprocessing costs on seismic data on various U.S. Gulf of Mexico prospects in which we have a working interest during the six months ended June 30, 2015.

        Dry hole expense and impairment.    Dry hole expense and impairment decreased by $26.2 million during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. The decrease is reflected in the following table:

	Six Months Ended June 30,
	2015	2014	Increase (Decrease)
	($ in thousands)
Impairment of Unproved Leasehold:
Amortization of leasehold with carrying value under $1 million	$5,176	$5,179	$(3)
U.S. Gulf of Mexico leasehold	—	7,264	(7,264)
Dry Hole Expense:
Aegean #1 exploration well	(12)	3,220	(3,232)
Anchor #1 exploration well	155	25,767	(25,612)
North Platte #2 appraisal well	21,306	—	21,306
Shenandoah VSP	247	—	247
Shenandoah By Pass Core #3	148	—	148
Yucatan #2 exploration well	(197)	11,893	(12,090)
Ligurian #2	37	—	37
Ardennes	450	—	450
Other Impairments:
Obsolete inventory	120	300	(180)

	$27,430	$53,623	$(26,193)

        General and administrative.    General and administrative costs increased by $18.0 million during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. The increase of $18.0 million was attributable to an increase of $5.6 million in salary and stock compensation, driven in part by our personnel growth, an increase of $1.5 million in legal fees, an increase of $0.4 million in consulting fees and office support expenses and a decrease of $10.5 million in recoveries from partners for overhead and technical service charges pursuant to applicable joint operating agreements.

        Depreciation and amortization.    Depreciation and amortization did not materially change from the six months ended June 30, 2015, as compared to the six months ended June 30, 2014.

West Africa Segment:

        Oil and gas revenue.    We have not yet commenced production. Therefore, we did not realize any oil and gas revenue during the six months ended June 30, 2015 and 2014, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the six months ended June 30, 2015 and 2014:

        Seismic and exploration.    Seismic and exploration costs decreased by $2.9 million during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. The decrease of

$2.9 million was primarily attributable to a decrease of $3.5 million in other exploration costs, offset by an increase of $0.6 million in seismic costs in Angola.

        Dry hole expense and impairment.    Dry hole expense and impairment decreased by $1.2 million as there were no material impairments taken in Angola in the six months ended June 30, 2015.

        General and administrative.    General and administrative costs decreased by $13.4 million during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. The decrease of $13.4 million was attributable to a decrease of $0.4 million in salary compensation, an increase of $9.0 million in recoveries from partners for overhead and technical service charges pursuant to applicable joint operating agreements, and a $4.0 million decrease in consulting fees and office support expenses.

        Depreciation and amortization.    Depreciation and amortization did not materially change from the six months ended June 30, 2015, as compared to the six months ended June 30, 2014.

Consolidated:

        Other income (expense).    Other income (expense) increased by $5.3 million during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. The increase was due primarily to additional interest expense during the six months ended June 30, 2015 resulting from the 3.125% convertible senior notes due 2024 issued in May 2014. During the six months ended June 30, 2014, the interest expense included only the 2.625% convertible senior notes due 2019 issued in December 2012 and one month of interest expense on the 3.125% convertible senior notes. This was partially offset by a gain recognized on the sale of assets of $2.6 million in the second quarter of 2015.

        Income tax expense/benefit.    No income tax benefit has been reflected since a full valuation allowance has been established against the deferred tax asset that would have been generated as a result of the operating results.

Liquidity and Capital Resources

        Our Heidelberg project was sanctioned in mid-2013, and the operator currently estimates first production from Heidelberg by mid-2016. With respect to our Cameia project, given the current commodity price environment, we are reviewing the project design concept and projected capital expenditures in order to optimize the cost and scale of the Cameia development and production facilities prior to formal project sanction. Throughout 2015, we intend to continue pursuing project cost reductions in light of the current weakness in the market for goods and services utilized in major offshore development projects. We remain committed to progressing the Cameia development towards project sanction and production, and, to that end, we have concluded drilling operations on the first of several planned Cameia development wells and are currently drilling another Cameia development well. We expect to achieve formal project sanction of Cameia by year-end 2015, and first production from Cameia will likely occur in 2018. The occurrence and timing of project sanction and first production from Cameia is subject to obtaining adequate financing and the approval of a revised integrated field development plan by Sonangol and the Angola Ministry of Petroleum.

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

        As of June 30, 2015, we had approximately $1.9 billion in liquidity, which includes cash and cash equivalents, short-term restricted cash, short-term investments, long-term restricted cash, long-term investments and undrawn amounts under the Facility Agreement. This amount does not include amounts Total is obligated to pay us pursuant to the terms of our U.S. Gulf of Mexico alliance. We expect to expend approximately $800 to $900 million for our capital and operating expenditures in 2015. Given our exploration success, our focus has now shifted towards selectively developing our discoveries with the aim to turn them into production. Thus, we currently expect to allocate approximately 80% of our planned 2015 capital and operating expenditure budget toward project appraisal and development activities. Our capital and operating expenditures were approximately $205.3 million and $396.0 million for the three and six months ended June 30, 2015, respectively. Our capital and operating expenditures exclude interest payments, Angolan social contributions and items amortized in future years' operations. We expect to use approximately $200 million for these items in 2015. We expect that our existing cash on hand will be sufficient to fund our planned exploration and appraisal drilling program and development activities at current working interests through at least 2016.

        On May 29, 2015, Cobalt GOM #1 LLC ("GOM#1"), our indirect, wholly-owned subsidiary, entered into a Borrowing Base Facility Agreement (the "Facility Agreement") with Société Générale, as administrative agent, and certain other lenders. The Facility Agreement provides for a limited recourse $150 million senior secured reserve-based term loan facility. Currently, we have not borrowed any amounts under the Facility Agreement.

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

  Cash Flows:

	Six Months Ended June 30,
	2015	2014
	($ in thousands)
Net cash provided by (used in):
Operating Activities	$(141,531)	$(42,677)
Investing Activities	43,069	(1,181,278)
Financing Activities	(4,025)	1,269,180

        Operating activities.    Net cash of $141.5 million and $42.7 million used in operating activities during six months ended June 30, 2015 and 2014, respectively, were primarily related to cash payments for seismic and exploration expenses incurred in the U.S. Gulf of Mexico and West Africa.

        Investing activities.    Net cash provided by investing activities for the six months ended June 30, 2015 was $43.1 million compared to net cash used in investing activities of $1.2 billion for the six months ended June 30, 2014. The net cash used in investing activities for the six months ended June 30, 2014 was primarily related to the investment of the $1.3 billion net proceeds from the 3.125% convertible senior notes due 2024 that were issued in May 2014. Net cash provided by investing activities for the six months ended June 30, 2015 primarily consisted of proceeds from maturity of investment securities of $909.6 million offset by an increase in restricted cash of $3.0 million, purchases of investment securities of $519.9 million and capital expenditures of $0.4 billion.

        Financing activities.    Net cash used in financing activities for the six months ended June 30, 2015 was $4.0 million compared to net cash provided by financing activities of $1.3 billion for the six months ended June 30, 2014. The $4.0 million used in financing activities for the six months ended June 30, 2015 relates to debt issuance costs associated with the Facility Agreement entered into on May 29, 2015. The $1.3 billion provided by financing activities for the six months ended June 30, 2014 relates to net proceeds from the 3.125% convertible senior notes due 2024 that were issued in May 2014.

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

        There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 4, 2015

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