Form 10-Q
period 2015-09-30
Cobalt International Energy, Inc.
filed 2015-11-03
CIK 1471261

Use these links to rapidly review the document

PART I—FINANCIAL INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or
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

        Number of shares of the registrant's common stock outstanding at September 30, 2015: 414,533,629 shares.

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

        Our estimates and forward-looking statements may be influenced by the following factors, among others:

  •
  the timing or occurrence of the closing of the sale of our interests in Block 20 and 21 offshore Angola;

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

COBALT INTERNATIONAL ENERGY, INC.

Cobalt International Energy, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2015 (Unaudited)	December 31, 2014
	($ in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$100,447	$246,704
Restricted cash and cash equivalents	252,950	—
Joint interest and other receivables	91,666	13,575
Prepaid expenses and other current assets	51,549	3,842
Inventory	21,718	35,093
Short-term investments	1,235,350	1,530,206
Current assets held for sale	1,736,559	173,714

Total current assets	3,490,239	2,003,134
Property, plant, and equipment:
Oil and gas properties, successful efforts method of accounting, net of accumulated depletion of $-0-	1,051,373	711,238
Other property and equipment, net of accumulated depreciation and amortization of $6,369 and $5,245, as of September 30, 2015 and December 31, 2014, respectively	2,480	3,416

Total property, plant, and equipment, net	1,053,853	714,654

Long-term investments	—	326,047
Deferred income taxes	32,299	30,334
Other assets	62,045	49,032
Long-term assets held for sale	—	1,327,661

Total assets	$4,638,436	$4,450,862

Liabilities and Stockholders' Equity
Current liabilities:
Trade and other accounts payable	$—	$70
Accrued liabilities	191,748	98,016
Deferred Angola sales proceeds	250,000	—
Deferred income taxes	32,299	30,334
Current liabilities held for sale	240,383	175,180

Total current liabilities	714,430	303,600

Long-term debt	1,992,499	1,928,528
Asset retirement obligations	3,069	—
Other long-term liabilities	2,049	2,172
Long-term liabilities held for sale	—	102,296

Total long-term liabilities	1,997,617	2,032,996

Stockholders' Equity:
Common stock, $0.01 par value per share; 2,000,000,000 shares authorized, 408,558,174 and 408,505,079 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	4,085	4,085
Additional paid-in capital	4,157,498	4,137,803
Accumulated deficit	(2,235,194)	(2,027,622)

Total stockholders' equity	1,926,389	2,114,266

Total liabilities and stockholders' equity	$4,638,436	$4,450,862

See accompanying notes.

Cobalt International Energy, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in thousands, except per share data)
Oil and gas revenue	$—	$—	$—	$—
Operating costs and expenses:
Seismic and exploration	10,392	9,870	35,726	18,180
Dry hole expense and impairment	10,880	17,410	38,310	71,034
General and administrative	14,848	17,818	53,015	38,016
Depreciation and amortization	346	410	1,125	1,277

Total operating costs and expenses	36,466	45,508	128,176	128,507

Operating income (loss)	(36,466)	(45,508)	(128,176)	(128,507)
Other income (expense):
Gain on sale of assets	7	—	2,632	—
Interest income	1,475	1,895	4,588	4,274
Interest expense	(14,703)	(23,463)	(52,565)	(52,630)

Total other income (expense)	(13,221)	(21,568)	(45,345)	(48,356)

Net income (loss) from continuing operations before income tax	(49,687)	(67,076)	(173,521)	(176,863)
Income tax expense	—	—	—	—

Net income (loss) from continuing operations	$(49,687)	$(67,076)	$(173,521)	$(176,863)
Net income (loss) from discontinued operations, net of income tax	(9,477)	(75,453)	(34,051)	(117,336)

Net income (loss)	(59,164)	(142,529)	(207,572)	(294,199)

Basic and diluted income (loss) per share from continuing operations	$(0.12)	$(0.16)	$(0.42)	$(0.43)
Basic and diluted income (loss) per share from discontinued operations	$(0.02)	$(0.19)	$(0.08)	$(0.29)

Basic and diluted income (loss) per share	$(0.14)	$(0.35)	$(0.50)	$(0.72)

Basic and diluted weighted average common shares outstanding	408,545,467	407,095,514	408,525,438	407,058,930

See accompanying notes.

Cobalt International Energy, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
	($ in thousands)
Balance, December 31, 2014	$4,085	$4,137,803	$(2,027,622)	$2,114,266
Equity based compensation	—	19,695	—	19,695
Net income (loss)	—	—	(207,572)	(207,572)

Balance, September 30, 2015	$4,085	$4,157,498	$(2,235,194)	$1,926,389

See accompanying notes.

Cobalt International Energy, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	($ in thousands)
Cash flows provided from operating activities
Net income (loss)	$(207,572)	$(294,199)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,125	1,277
Gain on the sale of assets	(2,632)	—
Loss from discontinued operations	34,051	117,336
Dry hole expense and impairment of unproved properties	38,310	71,034
Equity based compensation	19,695	23,102
Amortization of premium (accretion of discount) on investments	11,984	14,506
Amortization of debt discount and debt issuance costs	66,977	49,944
Changes in operating assets and liabilities:
Joint interest and other receivables	(77,217)	44,522
Inventory	13,257	(6,025)
Prepaid expense and other current assets	(47,706)	36,385
Deferred charges and other	(11,994)	15,188
Trade and other accounts payable	(70)	(19,770)
Accrued liabilities and other	(55,666)	(54,116)

Net cash provided by (used in) operating activities—continuing operations	(217,458)	(816)
Net cash provided by (used in) operating activities—discontinued operations	(11,685)	(139,020)

Net cash provided by (used in) operating activities	(229,143)	(139,836)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(35,190)	(27,784)
Capital expenditures for other property and equipment	(188)	(407)
Exploratory wells drilling in process	(188,160)	(95,696)
Change in restricted funds	(48,999)	(112,434)
Proceeds from maturity of investment securities	1,396,756	1,293,659
Purchase of investment securities	(742,666)	(1,936,269)

Net cash provided by (used in) investing activities—continuing operations	381,553	(878,931)
Net cash provided by (used in) investing activities—discontinued operations	(294,642)	(260,641)

Net cash provided by (used in) investing activities	86,911	(1,139,572)

Cash flows from financing activities
Proceeds from debt offering, net of costs	—	1,269,778
Payment of debt issuance costs	(4,025)	—
Proceeds from stock option exercises	—	33
Payments for common stock withheld for taxes on equity based compensation	—	(631)

Net cash provided by (used in) financing activities	(4,025)	1,269,180

Net increase (decrease) in cash and cash equivalents	(146,257)	(10,228)
Cash and cash equivalents, beginning of period	246,704	165,663

Cash and cash equivalents, end of period	$100,447	$155,435

Cash paid for interest	$39,065	$18,113
Non-cash disclosures
Changes in accrued capital expenditures	$(117,875)	$(43,907)
Transfer of investment securities to and from restricted funds	$46,049	$(155,105)

See accompanying notes.

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

General

        Cobalt International Energy, Inc. (the "Company") is an independent exploration and production company with operations in the deepwater U.S. Gulf of Mexico and offshore Angola and Gabon in West Africa.

        On August 22, 2015, Cobalt International Energy Angola Ltd., a wholly-owned subsidiary of the Company, executed a purchase and sale agreement with Sociedade Nacional de Combustíveis de Angola—Empresa Pública ("Sonangol") for the sale by the Company to Sonangol of the entire issued and outstanding share capital of its indirect wholly-owned subsidiaries CIE Angola Block 20 Ltd. and CIE Angola Block 21 Ltd., which respectively hold the Company's 40% working interest in each of Block 20 and Block 21 offshore Angola (the "Angola Transaction"). The Angola Transaction is subject to Angolan government approvals. Following the transfer of the share capital of CIE Angola Block 20 Ltd. and CIE Angola Block 21 Ltd., the Company will also relinquish its working interest in Block 9 offshore Angola to Sonangol. The Company's working interests in Blocks 9, 20, and 21 offshore Angola have been classified as "held for sale" on the consolidated balance sheet. The results of operations associated with Blocks 9, 20 and 21 offshore Angola have been presented as discontinued operations in the accompanying consolidated statement of operations. Historically, the Company's Angolan subsidiaries constituted a significant portion of its West Africa segment. The Company's operations in Gabon, which are deemed immaterial, have been combined with its United States segment and are reported as one segment.

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

Investments

        The Company's policy on accounting for its investments, which consist entirely of debt securities, is based on the accounting guidance relating to "Accounting for Certain Investments in Debt and Equity Securities." The Company considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year are classified as long-term investments. The debt securities are carried at amortized cost, which approximates fair market value as of September 30, 2015 and December 31, 2014 and are classified as held-to-maturity as the Company has the positive intent and ability to hold them until they mature. The net carrying value of held-to-maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity over the life of the securities. Income related to these securities is reported as a component of interest income in the Company's condensed consolidated statement of operations. See Note 5—Investments.

        Investments are considered to be impaired when a decline in fair value is determined to be other-than-temporary. The Company conducts a regular assessment of its debt securities with unrealized losses to determine whether securities have other-than-temporary impairment ("OTTI"). This assessment considers, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, market conditions and whether the Company intends to sell or whether it is more likely than not that the Company will be required to sell the debt securities. As of September 30, 2015 and December 31, 2014, the Company has no OTTI in its debt securities.

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

1. Summary of Significant Accounting Policies (Continued)

Asset Retirement Obligation

        The Company expects to have significant obligations under its lease agreements and federal regulation to remove its equipment and restore land or seabed at the end of oil and natural gas production operations. These asset retirement obligations ("ARO") are primarily associated with plugging and abandoning wells and removing and disposing of offshore oil and natural gas platforms. Estimating the future restoration and removal cost is difficult and requires the Company to make estimates and judgments because most of the removal obligations are many years in the future and contracts and regulation often have vague descriptions of what constitutes removal. Asset removal technologies and cost are constantly changing, as are regulatory, political, environmental, safety and public relations considerations. Pursuant to the accounting guidance relating to "Assets Retirement Obligations", the Company is required to record a separate liability for the discounted present value of its asset retirement obligations, with an offsetting increase to the related oil and natural gas properties representing asset retirement costs on the balance sheet. The cost of the related oil and natural gas asset, including the asset retirement cost, is depreciated over the useful life of the asset. The asset retirement obligation is recorded at its estimated fair value, measured by reference to the expected future cash outflows required to satisfy the retirement obligation discounted at the Company's credit-adjusted risk-free interest rate. Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value.

        Inherent to the present value calculation are numerous estimates, assumptions and judgments, including the ultimate settlement amounts, inflation factors, credit adjusted risk-free rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the abandonment liability, the Company will make corresponding adjustments to both the asset retirement obligation and the related oil and natural gas property asset balance. Increases in the discounted abandonment liability resulting from the passage of time will be reflected as additional accretion expense in the consolidated statement of operations.

        During the quarterly period ended September 30, 2015, the Company recognized a retirement obligation for its Heidelberg field.

        The following summarizes the changes in the asset retirement obligation for the nine months ended September 30, 2015:

September 30, 2015
($ in thousands)
Beginning of period	—
Liabilities incurred	3,069
Accretion	—

End of period	$3,069

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

Earnings (Loss) Per Share

        Basic income (loss) per share was calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the periods presented. The calculation of diluted income (loss) per share includes the potential dilutive impact of non-vested restricted stock, non-vested restricted stock units, outstanding stock options, the 2.625% convertible senior notes due 2019 and the 3.125% convertible senior notes due 2024 during the period, unless their effect is anti-dilutive. For the three months and nine months ended September 30, 2015, 9,861,834 shares of non-vested restricted stock, non-vested restricted stock units, outstanding stock options, the 2.625% convertible senior notes due 2019 and the 3.125% convertible senior notes due 2024, were excluded from the diluted income (loss) per share calculation because they were anti-dilutive. For the three months and nine months ended September 30, 2014, 8,643,212 shares of non-vested restricted stock, non-vested restricted stock units, outstanding stock options and the 2.625% convertible senior notes due 2019 and the 3.125% convertible senior notes due 2024, were excluded from the diluted income (loss) per share because they are anti-dilutive.

2. Cash and Cash Equivalents

        Cash and cash equivalents consisted of the following:

	September 30, 2015	December 31, 2014
	($ in thousands)
Cash at banks	$20,957	$45,733
Money market funds	55,002	122,218
Held-to-maturity securities(1)	24,488	78,753

	$100,447	$246,704

(1)
These securities mature three months or less from the date of purchase.

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Restricted Cash and Cash Equivalents

        Restricted cash and cash equivalents consisted of the following:

	September 30, 2015	December 31, 2014
	($ in thousands)
Angolan sale proceeds	$250,000	—
American Express Bank pledge agreement	750	—
Citibank commercial card agreement	2,200	—

Total restricted funds(1)	$252,950	$—

(1)
Pursuant to the purchase and sale agreement governing the Angola Transaction, the Company received the First Payment of $250 million during the quarterly period ended September 30, 2015. See Note 10—Angola Transaction. These funds are contractually restricted by the purchase and sale agreement pending the closing of the Angola Transaction. In addition, as of September 30, 2015, approximately $3.0 million was held in collateral accounts established to pledge funds for security of obligations under the American Express Bank Pledge Agreement and the Citibank Commercial Card Agreement. As of September 30, 2015, the Angolan sales proceeds and collateral in these accounts were invested in cash, certificates of deposit, commercial paper, and money market funds, resulting in a net carrying value of approximately $253.0 million. The contractual maturities of these securities are within ninety days.

4. Joint Interest and Other Receivables

        Joint interest and other receivables result primarily from billing shared costs under the respective operating agreements to the Company's partners. These are usually settled within 30 days of the invoice date. As of September 30, 2015 and December 31, 2014, the balance in joint interest and other receivables consisted of the following:

	September 30, 2015	December 31, 2014
	($ in thousands)
Partners in the U.S. Gulf of Mexico	$86,677	$3,275
Accrued interest on investment securities	4,740	7,663
Other	249	2,637

	$91,666	$13,575

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Investments

        The Company's investments in held-to-maturity securities, which are recorded at amortized cost which approximates fair market value, were as follows as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	($ in thousands)
Corporate securities	$768,016	$1,321,261
Commercial paper	491,749	483,534
U.S. Agency securities	24,999	24,996
Certificates of deposit	70,952	105,215

Total	$1,355,716	$1,935,006

        The Company's condensed consolidated balance sheet included the following held-to-maturity securities:

	September 30, 2015	December 31, 2014
	($ in thousands)
Cash and cash equivalents	$24,488	$78,753
Short-term investments	1,235,350	1,530,206
Restricted cash and cash equivalents	95,878	—
Long-term investments	—	326,047

	$1,355,716	$1,935,006

        The contractual maturities of these held-to-maturity securities as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	($ in thousands)
Within 1 year	$1,355,716	$1,355,716	$1,608,959	$1,608,959
After 1 year	—	—	326,047	326,047

	$1,355,716	$1,355,716	$1,935,006	$1,935,006

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

        The following tables summarize the Company's significant financial instruments measured on a recurring basis as categorized by the fair value measurement hierarchy:

	Level 1		Level 2
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)	Balance as of September 30, 2015
	($ in thousands)
Cash and cash equivalents:
Cash	$20,957	$20,957	$—	$—	$20,957
Money market funds	55,002	55,002	—	—	55,002
Commercial paper	—	—	24,488	24,488	24,488

Subtotal	75,959	75,959	24,488	24,488	100,447

Restricted cash and cash equivalents:
Money market funds	157,072	157,072	—	—	157,072
Commercial paper	—	—	95,128	95,128	95,128
Certificates of deposit	—	—	750	750	750

Subtotal	157,072	157,072	95,878	95,878	252,950

Short-term investments:
U.S. Agency securities	—	—	24,999	24,999	24,999
Corporate bonds	—	—	768,016	768,016	768,016
Commercial paper	—	—	372,133	372,133	372,133
Certificates of deposit	—	—	70,202	70,202	70,202

Subtotal	—	—	1,235,350	1,235,350	1,235,350

Long-term investments:
Corporate bonds	—	—	—	—	—

Subtotal	—	—	—	—	—

Total	$233,031	$233,031	$1,355,716	$1,355,716	$1,588,747

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Fair Value Measurements (Continued)

	Level 1		Level 2
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)	Balance as of December 31, 2014
	($ in thousands)
Cash and cash equivalents:
Cash	$45,733	$45,733	$—	$—	$45,733
Money market funds	122,218	122,218	—	—	122,218
Commercial paper	—	—	70,524	70,524	70,524
Corporate bonds			8,229	8,229	8,229

Subtotal	167,951	167,951	78,753	78,753	246,704

Short-term investments:
U.S. Agency securities	—	—	24,996	24,996	24,996
Corporate bonds	—	—	986,985	986,985	986,985
Commercial paper	—	—	413,010	413,010	413,010
Certificates of deposit	—	—	105,215	105,215	105,215

Subtotal	—	—	1,530,206	1,530,206	1,530,206

Long-term investments:
Corporate bonds	—	—	326,047	326,047	326,047

Subtotal	—	—	326,047	326,047	326,047

Total	$167,951	$167,951	$1,935,006	$1,935,006	$2,102,957

(1)
As of September 30, 2015 and December 31, 2014, the Company did not record any OTTI on these assets.

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Property, Plant, and Equipment

        Property, plant, and equipment is stated at cost less accumulated depreciation/amortization and consisted of the following:

	Estimated Useful Life (Years)	September 30, 2015	December 31, 2014
		($ in thousands)
Oil and Gas Properties:
Proved properties:
Well and development costs		$318,773	$183,221

Total proved properties		318,773	183,221

Unproved properties:
Oil and gas leasehold		404,781	406,643
Less: accumulated valuation allowance		(180,410)	(208,725)

		224,371	197,918
Exploration wells in process		508,229	330,099

Total unproved properties		732,600	528,017

Total oil and gas properties, net		1,051,373	711,238

Other Property and Equipment:
Computer equipment and software	3	5,349	5,214
Office equipment and furniture	3 - 5	1,349	1,329
Leasehold improvements	3 - 10	2,151	2,118

		8,849	8,661
Less: accumulated depreciation and amortization		(6,369)	(5,245)

Total other property and equipment, net		2,480	3,416

Property, plant, and equipment, net		$1,053,853	$714,654

        The Company recorded $0.3 million and $0.4 million of depreciation and amortization expense for the three months ended September 30, 2015 and 2014, respectively, and $1.1 million and $1.3 million for the nine months ended September 30, 2015 and 2014, respectively.

Proved Oil and Gas Properties

        The Heidelberg project was formally sanctioned for development in mid-2013. As a result of the project sanction, the Company reclassified its Heidelberg exploration well costs to proved property well and development costs and these costs will be amortized when the related proved developed reserves are produced. During the quarter ended March 31, 2015, the Company assigned its 9.375% ownership interest in the Heidelberg prospect to its wholly owned subsidiary, Cobalt GOM #1 LLC ("GOM #1"). As a result, the carrying value of the costs capitalized for all the Heidelberg projects as of March 31, 2015 were transferred to GOM #1. GOM #1 was established to secure the Heidelberg assets creating a first priority lien in the Company's interest in preparation for debt instruments to fund

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Property, Plant, and Equipment (Continued)

the Heidelberg development project. As of September 30, 2015, the well and development costs consist of $129.3 million relating to exploration, appraisal and development well costs and $189.5 million for costs associated with field development. As of December 31, 2014, the well and development costs consist of $51.1 million relating to exploration, appraisal and development well costs and $132.1 million for costs associated with field development.

Unproved Oil and Gas Properties

        As of September 30, 2015 and December 31, 2014, the Company has the following unproved property acquisition costs, net of valuation allowance on the consolidated balance sheets:

	September 30, 2015	December 31, 2014
	($ in thousands)
Individual oil and gas leaseholds with carrying value greater than $1 million	$326,250	$322,727
Individual oil and gas leaseholds with carrying value less than $1 million	78,531	83,916

	404,781	406,643
Accumulated valuation allowance	(180,410)	(208,725)

Total oil and gas leasehold	224,371	197,918

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

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Property, Plant, and Equipment (Continued)

        The following tables reflect the Company's net changes in and the cumulative costs of capitalized exploration well costs (excluding any related leasehold costs):

	September 30, 2015	December 31, 2014
	($ in thousands)
Beginning of period	$330,099	$233,143
Additions to capitalized exploration
Exploration well costs	191,777	151,687
Capitalized interest	15,807	9,522
Reclassifications to wells, facilities, and equipment based on determination of proved reserves	—	—
Amounts charged to expense(1)	(29,454)	(64,253)

End of period	$508,229	$330,099

(1)
The amount of $29.5 million charged to expense for the nine months ended September 30, 2015 primarily represents impairment charges of approximately $22.3 million related to the North Platte #2 appraisal well and impairment charges of approximately $6.6 million related to the lowest portion of the Shenandoah #4 appraisal well. The North Platte #2 appraisal well was plugged and abandoned due to a seal failure in the riser connection system. The well was at a depth of 20,701 feet when the problem with the riser was detected. The Company is continuing to assess what additional impairment charges or other liabilities, including any environmental liabilities, might be incurred in future periods related to the North Platte #2 appraisal well.

	September 30, 2015	December 31, 2014
	($ in thousands)
Cumulative costs:
Exploration well costs	$478,019	$315,697
Capitalized interest	30,210	14,402

	$508,229	$330,099

Well costs capitalized for a period greater than one year after completion of drilling (included in table above)	$247,845	$233,141

        As of September 30, 2015, capitalized exploration well costs that have been suspended longer than one year are associated with the Company's Shenandoah, North Platte, and Diaman discoveries. These well costs are suspended pending ongoing evaluation including, but not limited to, results of additional appraisal drilling, well-test analysis, additional geological and geophysical data and approval of a development plan. Management believes these discoveries exhibit sufficient indications of hydrocarbons to justify potential development and is actively pursuing efforts to fully assess them. If additional information becomes available that raises substantial doubt as to the economic or operational viability of these discoveries, the associated costs will be expensed at that time. The Heidelberg discovery has

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Property, Plant, and Equipment (Continued)

been sanctioned for development and the Heidelberg capitalized exploration and appraisal well costs were reclassified to development costs in 2013.

8. Other Assets

        As of September 30, 2015 and December 31, 2014, the balance in other assets consisted of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Debt issue cost(1)	$37,727	$36,708
Rig costs(2)	24,318	12,324

	$62,045	$49,032

(1)
As of September 30, 2015, the $37.7 million in debt issue costs was related to the issuance of the Company's 2.625% convertible senior notes due 2019 and the Company's 3.125% convertible senior notes due 2024 and the Borrowing Base Facility Agreement, as described in Note 9. As of December 31, 2014, the $36.7 million in debt issue costs included $18.5 million and $18.2 million in costs related to the issuance of the Company's 2.625% convertible senior notes due 2019 and the Company's 3.125% convertible senior notes due 2024, respectively, as described in Note 9. These debt issue costs are amortized over the life of the notes.

(2)
As of September 30, 2015 and December 31, 2014, the $24.3 million and $12.3 million, respectively, relate to costs associated with the Rowan Reliance drilling rig which is currently drilling in U.S. Gulf of Mexico. These costs are capitalized to the wells over the term of the respective drilling rig contracts.

9. Long-term Debt

        As of September 30, 2015, the Company's long-term debt consists of the Borrowing Base Facility Agreement (the "Facility Agreement") entered into on May 29, 2015, the 2.625% convertible senior notes due 2019 issued on December 17, 2012 (the "2.625% Notes"), and the 3.125% convertible senior notes due 2024 issued on May 13, 2014 (the "3.125% Notes", and, collectively with the 2.625% Notes, the "Notes"), as follows:

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

        The Company is a party to the Facility Agreement and has limited funding obligations thereunder. Until completion of the Heidelberg development in accordance with the current field development plan and certain other requirements set forth in the Facility Agreement ("Completion"), the Company has guaranteed to fund cost overruns that may be incurred up to an aggregate of $38.7 million. The Company agreed to cash collateralize 50% of its funding obligation in respect of cost overruns by depositing $19.4 million in a collateral account to be established pursuant to the terms of the Facility Agreement. As of September 30, 2015 this amount has not been funded.

        The amount available for borrowing at any one time under the Facility Agreement is limited to a borrowing base amount determined twice a year using agreed projections by applying the lower of (i) a project life coverage ratio of 1.5:1.0 to the sum of discounted projected net revenues from the Heidelberg field and certain capital expenditures and (ii) a loan life coverage ratio of 1.3:1.0 to the sum of discounted projected net revenues from the Heidelberg field and certain capital expenditures. Interim borrowing base redeterminations can take place between scheduled redetermination dates in limited circumstances specified in the Facility Agreement. Loans made under the Facility Agreement are scheduled to amortize in the manner set forth in the Facility Agreement commencing in July 2018 and will mature on the earlier of (a) May 29, 2020 and (b) the last day of the quarter immediately preceding the first quarter in which the aggregate remaining reserves for the Heidelberg field are projected to be less than 20% of the initial approved reserves. In addition, on or before each redetermination, GOM#1 is required to repay such amount of the loans as is required to reduce the aggregate amount of the loans to the borrowing base amount applicable on the day after such redetermination. After Completion, loans are also subject to mandatory prepayment with 33% of GOM#1's excess cash flow.

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

        As of September 30, 2015, the Company has not borrowed any amounts under the Facility Agreement.

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

3.125% Convertible Senior Notes due 2024

        On May 13, 2014, the Company issued $1.3 billion aggregate principal amount of the 3.125% Notes. The 3.125% Notes are the Company's senior unsecured obligations and rank equal in right of payment to the 2.625% Notes. Interest on the 3.125% Notes is payable semi-annually in arrears on May 15 and November 15 of each year. The 3.125% Notes will mature on May 15, 2024, unless earlier repurchased, converted or redeemed in accordance with the terms of the Notes. Prior to November 15, 2023, the 3.125% Notes are convertible only under the following circumstances: (1) during any fiscal quarter commencing after March 31, 2015 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a 30 consecutive trading-day period ending on, and including, the last trading day of the immediately preceding fiscal quarter exceeds $30.00 on each applicable trading day; (2) during the five business-day period after any five consecutive trading-day period (the "3.125% Notes Measurement Period") in which the trading price per $1,000 principal amount of notes for each trading day of the 3.125% Notes Measurement Period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day; (3) if the Company calls all or any portion of the 3.125% Notes for redemption, at any time prior to 5:00 p.m., New York City time, on the second scheduled trading day immediately preceding the related redemption date; or (4) upon the occurrence of specified distributions or the occurrence of specified corporate events. On or after November 15, 2023, the 3.125% Notes may be converted at the option of the holder at any time prior to 5:00 p.m., New York City time, on the second scheduled trading day immediately preceding the stated maturity date, in multiples of $1,000 principal amount. As of September 30, 2015, none of the conditions allowing holders of the 3.125% Notes to convert had been met.

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

        The carrying amounts of the liability components of the Notes were as follows:

	September 30, 2015			December 31, 2014
	Principal Amount	Unamortized discount(1)	Carrying Amount	Principal Amount	Unamortized discount	Carrying Amount
	($ in thousands)
Carrying amount of liability component
2.625% Notes	$1,380,000	$(256,498)	$1,123,502	$1,380,000	$(295,509)	$1,084,491
3.125% Notes	1,300,000	(431,003)	868,997	1,300,000	(455,963)	844,037

Total	$2,680,000	$(687,501)	$1,992,499	$2,680,000	$(751,472)	$1,928,528

(1)
Unamortized discount will be amortized over the remaining life of the Notes which is 4.25 years for the 2.625% Notes and 8.75 years for the 3.125% Notes.

        The carrying amounts of the equity components of the Notes were as follows:

	September 30, 2015	December 31, 2014
	($ in thousands)
Debt discount relating to value of conversion option	$866,340	$866,340
Debt issue costs	(20,185)	(20,185)

Total	$846,155	$846,155

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Long-term Debt (Continued)

        Fair Value    The fair value of the Notes excluding the conversion feature was calculated based on the fair value of similar non-convertible debt instruments since an observable quoted price of the Notes or a similar asset or liability is not readily available. As of September 30, 2015 and December 31, 2014, the fair values of the Notes were as follows:

	September 30, 2015	December 31, 2014
	($ in thousands)
2.625% Notes	$1,371,000	$1,361,000
3.125% Notes	1,146,000	1,047,000

Total	$2,517,000	$2,408,000

        As of September 30, 2015, the Company had $27.3 million accrued for interest on the Notes and commitment fees associated with the Facility Agreement.

        For the three months ended September 30, 2015 and 2014, the interest expense, net of capitalized amount, relating to the Notes and certain costs and commitment fees associated with the Facility Agreement was $14.7 million and $23.5 million, respectively. For the nine months ended September 30, 2015 and 2014, the interest expense, net of capitalized amount, relating to the Notes was $52.6 million and $52.6 million, respectively.

        As of September 30, 2015 and December 31, 2014, the debt discounts associated with the 2.625% Notes and the 3.125% Notes resulted in the recognition of $241.8 million and $264.3 million of deferred tax liability, respectively. The Company is in an overall net deferred tax asset position with a full valuation allowance. Therefore, the Company has determined that it is more likely than not that all of the deferred tax assets will not be realized.

10. Angola Transaction

        On August 22, 2015, Cobalt International Energy Angola Ltd. ("Cobalt Angola"), a wholly-owned subsidiary of the Company, executed a purchase and sale agreement (the "Purchase and Sale Agreement") with Sonangol for the sale by Cobalt Angola to Sonangol of the entire issued and outstanding share capital of CIE Angola Block 20 Ltd. and CIE Angola Block 21 Ltd., which respectively hold the Company's 40% working interest in each of Block 20 and Block 21 offshore Angola for aggregate gross consideration of $1.75 billion before Angolan withholding taxes of approximately $19.7 million (to be netted out of the gross consideration to be paid to Cobalt Angola) and certain other U.S. and Angolan taxes, expenses, and contingent liabilities. Sonangol Pesquisa e Produção, S.A., an affiliate of Sonangol, currently holds a 30% working interest in Block 20 and a 60% working interest in Block 21. The Angola Transaction is subject to Angolan government approvals.

        The Purchase and Sale Agreement provides for the payment of the net consideration by Sonangol to Cobalt Angola of (i) $250 million within 7 days following the execution of the Purchase and Sale Agreement (the "First Payment"), (ii) approximately $1.28 billion within 15 days following the receipt of the Angolan government approvals (the "Second Payment"), and (iii) $200 million within the earlier of 30 days following the execution of a transfer of operations agreement, which will contain terms and conditions governing the transition of operations on each of Block 20 and Block 21 from the Company

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. Angola Transaction (Continued)

to a new operator, or one year from the execution of the Purchase and Sale Agreement (the "Third Payment"). The Purchase and Sale Agreement further provides that within 15 days following the receipt of the Angolan government approvals, Sonangol shall reimburse Cobalt Angola for its share of costs attributable to Block 20 and Block 21 for the period from January 1, 2015 through the date upon which Cobalt Angola receives the Angolan government approvals (the "Reimbursement Amount"). The Company estimates that its share of costs attributable to Block 20 and Block 21 for the period from January 1, 2015 through September 30, 2015 is approximately $307 million, which excludes (i) a cash collateralized letter of credit of approximately $82.5 million related to Block 20 that will be released following the consummation of the Angola Transaction, and (ii) outstanding joint interest and other receivables attributable to Block 20 and Block 21 of approximately $57.9 million. The obligation of Cobalt Angola to transfer the share capital of CIE Angola Block 20 Ltd. and CIE Angola Block 21 Ltd. to Sonangol and consummate the Angola Transaction is subject to the receipt by Cobalt Angola of the First Payment, the Second Payment and the Reimbursement Amount. Following completion of the transfer of the shares of CIE Angola Block 20 Ltd. and CIE Angola Block 21 Ltd., the Company shall relinquish its interest in Block 9 offshore Angola to Sonangol. If the Angolan government approvals are not received within one year from the execution date of the Purchase and Sale Agreement, the Purchase and Sale Agreement will automatically terminate and any obligations executed by the parties thereto shall be restituted in order to put such parties in their original positions as if no agreement had been executed. As a result, the First Payment has been reported as restricted cash on the balance sheet.

        Pursuant to the Purchase and Sale Agreement, the Company is required to provide certain transition services to Sonangol, which may include continuing to support operations on Block 20 and 21 on a no-profit no-loss basis until Sonangol nominates a new operator or operators of such blocks, despite the fact that the Company may have already transferred the share capital of its subsidiaries holding its working interests in Blocks 20 and 21 to Sonangol.

        The Company received the First Payment during the quarterly period ended September 30, 2015. The Angola Transaction is currently pending Angola government approval, and the Company therefore has not received the Second Payment, Third Payment or Reimbursement Amount.

Royalty Agreement

        On February 13, 2009 the Company entered into a restated overriding royalty agreement (the "Royalty Agreement") with Whitton Petroleum Services Limited ("Whitton"). Pursuant to the terms of the Royalty Agreement, in consideration for Whitton's consulting services in connection with Blocks 9, 20 and 21 offshore Angola and the Company's business and operations in Angola, Whitton is to receive quarterly payments (measured in U.S. Dollars) equal to 2.5% of the market price of the Company's share of the crude oil produced in such quarter and not used in petroleum operations, less the cost recovery crude oil, assuming the applicable government contract is a production sharing agreement. If the applicable government contract is a risk services agreement and not a production sharing agreement (which is the case with respect to Blocks 9 and 21), pursuant to the Royalty Agreement the Company has undertaken to agree with Whitton an economic model (the "RSA Economic Model") containing terms equivalent to those in such risk services agreement and using actual production and costs. The RSA Economic Model has not yet been agreed with Whitton. Should the Company assign all

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. Angola Transaction (Continued)

of its interest in such Blocks, Whitton may, depending on the option the Company elects, have the right to receive the market value of its rights and obligations under the Royalty Agreement, based upon the amount in cash a willing transferee of such rights and obligations would pay a willing transferor in an arm's length transaction. Given potential issues regarding how such market value of Whitton's rights and obligations under the Royalty Agreement could be calculated, including, without limitation, outstanding issues related to the RSA Economic Model, the amount of any such payment that could be owed to Whitton upon completion of the Angola Transaction is uncertain, but may be material.

        The Company's working interests in Blocks 9, 20, and 21 offshore Angola have been classified as "held for sale" on the consolidated balance sheet. The results of operations associated with Blocks 9, 20 and 21 offshore Angola have been presented as discontinued operations in the accompanying consolidated statement of operations. Historically, the Company's Angolan subsidiaries constituted a significant portion of its West Africa segment. The Company's operations in Gabon have been combined with its United States segment and are reported as one segment.

        The following table summarizes the assets and liabilities associated with Blocks 9, 20, and 21 offshore Angola:

	September 30, 2015	December 31, 2014(1)
	($ in thousands)
Cash and cash equivalents	$12,037	$12,017
Joint interest and other receivables	57,851	46,399
Prepaid expenses and other current assets	10,838	10,655
Inventory	41,908	59,581
Short term restricted funds	22,538	45,062
Oil and gas properties	1,497,632	1,209,741
Other property and equipment, net	10,027	7,965
Long term restricted funds	82,470	105,051
Other assets	1,258	4,904

Total assets of the discontinued operation	1,736,559	1,501,375

Trade and other accounts payable	(15,507)	(7,939)
Accrued liabilities	(109,056)	(116,956)
Short term contractual obligations	(114,439)	(50,285)
Long term contractual obligations	(1,381)	(101,945)
Other long term liabilities	—	(351)

Total liabilities of the discontinued operation	$(240,383)	$(277,476)

(1)
Amounts in the comparative period are broken out between current and long-term on the consolidated balance sheet.

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. Angola Transaction (Continued)

        Results for Blocks 9, 20, and 21 offshore Angola classified within discontinued operations consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Seismic and exploration	$3,825	$28,463	$13,174	$41,111
Dry hole expense and impairment	885	37,849	1,496	39,706
General and administrative	4,145	8,497	16,903	34,560
Depreciation and amortization	622	644	2,478	1,959

	$9,477	$75,453	$34,051	$117,336

11. Seismic and Exploration Expenses

        Seismic and exploration expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Seismic costs	$8,771	$8,173	$28,572	$10,478
Leasehold delay rentals	872	1,125	5,198	5,547
Other exploration expense	749	572	1,956	2,155

	$10,392	$9,870	$35,726	$18,180

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

        During the nine months ended September 30, 2015, the Company granted a total of 3,503,948 shares of restricted stock and 746,268 stock options to employees which include 379,746 shares of restricted stock and 746,268 stock options with both service and market conditions granted to three senior officers under the terms of their employment agreements. During the nine months ended September 30, 2015, the Company granted 35,814 shares of common stock as retainer awards and 105,846 restricted stock units to its non-employee directors.

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Equity Based Compensation (Continued)

        The Company recorded equity based compensation expense, net of forfeitures, of $6.5 million and $7.8 million for the three months ended September 30, 2015 and 2014, respectively, and $19.7 million and $23.1 million for the nine months ended September 30, 2015 and 2014, respectively.

        On February 20, 2015, the Company issued a total of 1,526,835 share appreciation rights ("SARs") under the Company's Long Term Incentive Plan (the "Plan") to the Company's officers, based on the common stock market price at the time of issuance of $8.87 per share. The SARs will vest with respect to one-third (1/3) of the underlying shares on each anniversary of the grant date over the next three years and may be settled, at the Company's discretion, by issuance of the Company's shares or by cash or by a combination of the Company's shares and cash based on the fair market value of the shares on date of exercise. The fair value of a SAR is determined using the Black-Scholes-Merton option-pricing model which at the date of grant was $4.53 per SAR share. The Company accounts for the SAR awards as compensation cost and records a corresponding liability based on the fair value of the SARs at the end of each reporting period. As of September 30, 2015, the fair value of each SAR decreased to $3.52, resulting in a reduction of the fair value of $0.8 million. For the three months and nine months ended September 30, 2015, the Company recognized $0.2 and $1.0 million, respectively, in compensation expense relating to the SAR awards.

        On April 30, 2015, the Company's stockholders approved the Company's 2015 Long Term Incentive Plan (the "2015 Plan"). The total number of shares of the Company's common stock available for issuance under the 2015 Plan is 12,000,000. The 2015 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards. As of September 30, 2015, the Company has awarded 150,000 shares under the 2015 Plan.

13. Contingencies

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

14. Other Matters

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

Angola Transaction

        On August 22, 2015, we executed a purchase and sale agreement (the "Purchase and Sale Agreement") with Sociedade Nacional de Combustíveis de Angola—Empresa Pública ("Sonangol") for the sale by us to Sonangol of the entire issued and outstanding share capital of our indirect wholly-owned subsidiaries CIE Angola Block 20 Ltd. and CIE Angola Block 21 Ltd., which respectively hold our 40% working interest in each of Block 20 and Block 21 offshore Angola, for aggregate gross consideration of $1.75 billion before Angolan withholding taxes of approximately $19.7 million (to be netted out of the gross consideration to be paid to us) and certain other U.S. and Angolan taxes and expenses (the "Angola Transaction"). The Angola Transaction is subject to Angolan government approvals.

        The Purchase and Sale Agreement provides for the payment of the net consideration by Sonangol to us of (i) $250 million within 7 days following the execution of the Purchase and Sale Agreement (the "First Payment"), (ii) approximately $1.28 billion within 15 days following the receipt of the Angolan government approvals (the "Second Payment"), and (iii) $200 million within the earlier of 30 days following the execution of a transfer of operations agreement, which will contain terms and conditions governing the transition of operations on each of Block 20 and Block 21 from us to a new operator, or one year from the execution of the Purchase and Sale Agreement (the "Third Payment"). The Purchase and Sale Agreement further provides that within 15 days following the receipt of the Angolan government approvals, Sonangol shall reimburse us for our share of costs attributable to Block 20 and Block 21 for the period from January 1, 2015 through the date upon which we receive the Angolan government approvals (the "Reimbursement Amount"). We estimate that our share of costs attributable to Block 20 and Block 21 for the period from January 1, 2015 through September 30, 2015 is approximately $307 million, which excludes (i) a cash collateralized letter of credit of approximately $82.5 million related to Block 20 that will be released following the consummation of the Angola Transaction and (ii) outstanding joint interest and other receivables attributable to Block 20 and Block 21 of approximately $57.9 million. Our obligation to transfer the share capital of CIE Angola Block 20 Ltd. and CIE Angola Block 21 Ltd. to Sonangol and consummate the Angola Transaction is subject to us having received the First Payment, the Second Payment and the Reimbursement Amount. Following completion of the transfer of the shares of CIE Angola Block 20 Ltd. and CIE Angola

Block 21 Ltd., we will relinquish our interest in Block 9 offshore Angola to Sonangol. If the Angolan government approvals are not received within one year from the execution date of the Purchase and Sale Agreement, the Purchase and Sale Agreement will automatically terminate and any obligations executed by the parties thereto shall be restituted in order to put such parties in their original positions as if no agreement had been executed.

        We received the First Payment during the quarterly period ended September 30, 2015. The Angola Transaction is currently pending Angola government approval, and we therefore have not received the Second Payment, Third Payment or Reimbursement Amount. Please see "Part II—Item 1A. Risk Factors—The sale of our interests in Blocks 20 and 21 offshore Angola is subject to Angolan government approval, which may be delayed or may not be consummated. In addition, pursuant to the terms of the purchase and sale agreement governing such sale, we are obligated to transfer our interests in Block 20 and 21 prior to receipt of all consideration for such transfer."

Third Quarter 2015 Operational Highlights

  U.S. Gulf of Mexico

  •
  With respect to our Heidelberg project, development drilling and production facility construction continue in order to support anticipated initial production in the second quarter of 2016. The hull has been moored in place in the U.S. Gulf of Mexico and the topsides have recently been installed. We own a 9.375% non-operated working interest in the Heidelberg project.

  •
  We completed operations on the Shenandoah #4 appraisal well which tested the updip extent of the basin. The subsequent Shenandoah #4 sidetrack encountered over 600 feet of net oil pay, extending the lowest known oil column downdip. A bypass coring operation on the reservoir interval is currently underway. We own a 20% non-operated working interest in the Shenandoah project.

  •
  We completed an appraisal sidetrack operation on our Anchor discovery. The appraisal sidetrack well was drilled down dip to delineate the Anchor discovery well. The appraisal well encountered 694 feet of net oil pay in a hydrocarbon column of at least 1,800 feet in Inboard Lower Tertiary Wilcox reservoirs. The Anchor discovery well was drilled in late 2014 and encountered 690 feet of net oil pay in multiple Inboard Lower Tertiary Wilcox sands. Complete appraisal of the field will require further delineation wells and technical studiess. We own a 20% non-operated working interest in the Anchor discovery unit.

  •
  We have recently successfully completed our drilling operations on our North Platte #3 appraisal well, and are currently evaluating well results utilizing electronic logging and pressure information that is being collected. The preliminary results of this first North Platte appraisal well are encouraging and indicate that the well encountered over 550 feet of net oil pay, which is similar to the discovery well, but with evidence of even better developed reservoirs. Additional appraisal and technical studies will be required to confirm the commerciality of North Platte. We are currently evaluating bypass coring and sidetrack options following the conclusion of current logging and evaluation operations. Our North Platte #1 discovery well was drilled in 2012 and encountered over 550 net feet of oil pay in multiple high-quality Inboard Lower Tertiary reservoirs. We own a 60% working interest in our North Platte discovery.

  West Africa

  •
  We successfully drilled the Cameia #5 well which is intended to be a gas or water injection well for the Cameia field. We also re-entered and ran a production liner for the Cameia #3 well and recently began drilling operations on the Cameia #1A well to utilize it as a producer. Following the completion of drilling operations on the Cameia #1A well, we plan to temporarily suspend development well operations for the Cameia field and commence the drilling of two remaining exploration well obligations on Block 20. We expect to maintain this Block 20 exploration drilling activity into the first half of 2016 pending the closing of the Angola Transaction. Following the closing of the Angola Transaction and pursuant to the terms of the Purchase and Sale Agreement, we plan to transition operations on Block 20 and Block 21 to a new operator or operators.

Third Quarter 2015 Financial Highlights

  •
  We recorded a net loss from continuing operations of approximately $49.7 million, a 26% decrease from the third quarter of 2014. Total operating expenses were approximately $36.5 million, a decrease from the third quarter of 2014. The decrease in operating expenses for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, was primarily attributed to $10.9 million in dry hole expense and impairment charges during the three months ended September 30, 2015 compared to $17.4 million during the three months ended September 30, 2014.

  •
  Capital and operating expenditures from continuing operations were approximately $172.4 million for the three months ended September 30, 2015.

  •
  Including our existing cash, investments on hand, restricted cash, and restricted cash held within assets held for sale, as of September 30, 2015, we have approximately $1.7 billion of cash. This amount includes (i) the $250 million we received from Sonangol pursuant to the Purchase and Sale Agreement, which is classified as restricted cash pending the closing of the Angola Transaction and (ii) a cash collateralized letter of credit of approximately $82.5 million related to Block 20 that will be released following the consummation of the Angola Transaction.

Results of Operations

        The discussion of the results of operations and the period-to-period comparisons presented below for our consolidated continuing operations analyzes our historical results. The following discussion may not be indicative of future results.

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

	Three Months Ended September 30,
	2015	2014	Increase (Decrease)%
	($ in thousands)
Consolidated Operations:
Oil and gas revenue	$—	$—	$—	—%
Operating costs and expenses:
Seismic and exploration	10,392	9,870	522	5%
Dry hole expense and impairment	10,880	17,410	(6,530)	(38)%
General and administrative	14,848	17,818	(2,970)	(16)%
Depreciation and amortization	346	410	(64)	(16)%

Total operating costs and expenses	36,466	45,508	(9,042)	(20)%

Operating income (loss)	36,466	(45,508)	(9,042)	(20)%
Other income (expense):
Gain on sale of assets	7	—	7	100%
Interest income	1,475	1,895	(420)	22%
Interest expense	(14,703)	(23,463)	8,760	(37)%

Total other income (expense)	(13,221)	(21,568)	8,347	(39)%

Net income (loss) from continuing operations before income tax	(49,687)	(67,076)	17,389	(26)%
Income tax expense (benefit)	—	—	—	—

Net income (loss) from continuing operations	$(49,687)	$(67,076)	$17,389	(26)%

Consolidated:

        Oil and gas revenue.    We have not yet commenced production. Therefore, we did not realize any oil and gas revenue during the three months ended September 30, 2015 and 2014, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the three months ended September 30, 2015 and 2014:

        Seismic and exploration.    Seismic and exploration costs increased by $0.5 million during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The increase was primarily attributed to the acquisition of $10.1 million of seismic data acquired on various U.S. Gulf of Mexico prospects in the third quarter of 2015 compared to $7.9 million in the third quarter of 2014, and a decrease of $1.7 million of reprocessing costs on seismic data on various U.S. Gulf of Mexico and Gabon prospects in which we have a working interest during the three months ended September 30, 2015.

        Dry hole expense and impairment.    Dry hole expense and impairment decreased by $6.5 million during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The decrease is reflected in the following table:

	Three Months Ended September 30,
	2015	2014	Increase (Decrease)
	($ in thousands)
Impairment of Unproved Leasehold:
Amortization of leasehold with carrying value under $1 million	$3,560	$2,774	$786
Dry Hole Expense:
Anchor #1 exploration well	—	9,780	(9,780)
North Platte #2 appraisal well	967	—	967
Yucatan #2 exploration well	(6)	3,806	(3,812)
Shenandoah #4 appraisal well lower portion	6,564	—	6,564
Aegean #1	301	710	(409)
Ligurian #2	(2)	—	(2)
Ardennes	(504)	—	(504)
Other Impairments:
Obsolete inventory	—	340	(340)

	$10,880	$17,410	$(6,530)

        General and administrative.    General and administrative costs decreased by $3.0 million during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The decrease of $3.0 million was attributable to a decrease of $2.7 million in insurance and other office supporting costs, an increase of $1.0 million in recoveries from partners for overhead and technical service charges pursuant to applicable joint operating agreements, and a $1.5 million decrease in consulting fees, all of which is offset by an increase of $0.7 million in salary and stock compensation and an increase of $1.5 million in legal fees.

        Depreciation and amortization.    Depreciation and amortization did not materially change from the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.

        Other income (expense).    Other income (expense) decreased by $8.3 million during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The decrease was primarily attributable to increased capitalized interest of $12 million due to project activity, offset by an increase of $3 million in amortization of debt discounts.

        Income tax expense/benefit.    No income tax benefit has been reflected since a full valuation allowance has been established against the deferred tax asset that would have been generated as a result of the operating results.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

	Nine Months Ended September 30,
	2015	2014	Increase (Decrease)%
	($ in thousands)
Consolidated Operations:
Oil and gas revenue	$—	$—	$—	—%
Operating costs and expenses:
Seismic and exploration	35,726	18,180	17,546	97%
Dry hole expense and impairment	38,310	71,034	(32,724)	(46)%
General and administrative	53,015	38,016	14,999	39%
Depreciation and amortization	1,125	1,277	(152)	(12)%

Total operating costs and expenses	128,176	128,507	(331)	0%

Operating income (loss)	(128,176)	(128,507)	(331)	0%
Other income (expense):
Gain on the sale of assets	2,632	—	2,632	100%
Interest income	4,588	4,274	314	7%
Interest expense	(52,565)	(52,630)	65	0%

Total other income (expense)	(45,345)	(48,356)	3,011	6%

Net income (loss) from continuing operations before income tax	(173,521)	(176,863)	(3,342)	2%
Income tax expense (benefit)	—	—	—	—

Net income (loss) continuing operations	$(173,521)	$(176,863)	$(3,342)	2%

Consolidated:

        Oil and gas revenue.    We have not yet commenced production. Therefore, we did not realize any oil and gas revenue during the nine months ended September 30, 2015 and 2014, respectively.

        Operating costs and expenses.    Our operating costs and expenses consisted of the following during the nine months ended September 30, 2015 and 2014:

        Seismic and exploration.    Seismic and exploration costs increased by $17.5 million during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The increase was primarily attributed to the acquisition of $20.8 million in seismic data and $7.7 million of seismic reprocessing costs on seismic data on various U.S. Gulf of Mexico prospects in which we have a working interest during the nine months ended September 30, 2015. During the nine months ended September 30, 2014, we incurred $4.0 million in seismic data and $6.7 million in seismic reprocessing. This increase was offset by a decrease of $0.3 million in delay rentals.

        Dry hole expense and impairment.    Dry hole expense and impairment decreased by $32.7 million during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The decrease is reflected in the following table:

	Nine Months Ended September 30,
	2015	2014	Increase (Decrease)
	($ in thousands)
Impairment of Unproved Leasehold:
Amortization of leasehold with carrying value under $1 million	$8,736	$7,709	$1,027
U.S. Gulf of Mexico leasehold	—	7,509	(7,509)
Dry Hole Expense:
Aegean #1 exploration well	290	3,929	(3,639)
Anchor #1 exploration well	154	35,547	(35,393)
North Platte #2 appraisal well	22,273	—	22,273
Shenandoah VSP	248	—	248
Shenandoah By Pass Core #3	147	—	147
Shenandoah #4 appraisal well lower portion	6,564	—	6,564
Yucatan #2 exploration well	(203)	15,700	(15,903)
Ligurian #2	35	—	35
Ardennes	(54)	—	(54)
Other Impairments:
Obsolete inventory	120	640	(520)

	$38,310	$71,034	$(32,724)

        General and administrative.    General and administrative costs increased by $15.0 million during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The increase of $15.0 million was attributable to an increase of $6.3 million in salary and stock compensation, an increase of $3.1 million in legal fees, and a decrease of $9.6 million in recoveries from partners for overhead and technical service charges pursuant to applicable joint operating agreements, all of which is offset by a decrease of $4.0 million in consulting fees and office support expenses.

        Depreciation and amortization.    Depreciation and amortization did not materially change from the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.

        Other income (expense).    Other income (expense) decreased by $3.0 million during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The decrease was primarily attributable to a gain recognized on the sale of assets of $2.6 million in the second quarter of 2015.

        Income tax expense/benefit.    No income tax benefit has been reflected since a full valuation allowance has been established against the deferred tax asset that would have been generated as a result of the operating results.

        The discussion of the cash flows and the period-to-period comparisons presented below for our consolidated continuing operations analyzes our historical results. The following discussion may not be indicative of future results.

Cash Flows

	Nine Months Ended September 30,
	2015	2014
	($ in thousands)
Net cash provided by (used in):
Operating Activities	$(217,458)	$(816)
Investing Activities	381,553	(878,931)
Financing Activities	(4,025)	1,269,180

        Operating activities.    Net cash of $217.5 million and $0.8 million used in operating activities during nine months ended September 30, 2015 and 2014, respectively, were primarily related to cash payments for seismic and exploration expenses incurred in the U.S. Gulf of Mexico.

        Investing activities.    Net cash provided by investing activities for the nine months ended September 30, 2015 was $381.6 million compared to net cash used in investing activities of $878.9 million for the nine months ended September 30, 2014. The net cash used in investing activities for the nine months ended September 30, 2014 was primarily related to the investment of the $1.3 billion net proceeds from the 3.125% convertible senior notes due 2024 that were issued in May 2014. Net cash provided by investing activities for the nine months ended September 30, 2015 primarily consisted of proceeds from maturity of investment securities of $1.4 billion offset by an increase in restricted cash of $0.1 million, purchases of investment securities of $742.7 million and capital expenditures of $0.2 billion.

        Financing activities.    Net cash used in financing activities for the nine months ended September 30, 2015 was $4.0 million compared to net cash provided by financing activities of $1.3 billion for the nine months ended September 30, 2014. The $4.0 million used in financing activities for the nine months ended September 30, 2015 relates to debt issuance costs associated with the Facility Agreement entered into on May 29, 2015. The $1.3 billion provided by financing activities for the nine months ended September 30, 2014 relates to net proceeds from the 3.125% convertible senior notes due 2024 that were issued in May 2014.

Liquidity and Capital Resources

        As of September 30, 2015, we had approximately $1.7 billion in cash, which includes cash and cash equivalents, investments on hand, restricted cash, and restricted cash held within assets held for sale. This amount includes (i) the $250 million we received from Sonangol pursuant to the Purchase and Sale Agreement, which is classified as restricted cash pending the closing of the Angola Transaction and (ii) a cash collateralized letter of credit of approximately $82.5 million related to Block 20 that will be released following the consummation of the Angola Transaction. We expect to expend approximately $800 to $900 million for our capital and operating expenditures in 2015, which includes costs attributable to our operations on Blocks 20 and 21 offshore Angola. Any of our costs attributable to Blocks 20 and Block 21 for the period from January 1, 2015 through the date upon which we receive the Angolan government approvals shall be reimbursed by Sonangol pursuant to the terms of the Purchase and Sale Agreement. We expect to expend approximately $500 to $550 million for our continuing operations' capital and operating expenditures in 2015, which excludes costs attributable to our operations on Block 20 and 21 offshore Angola. Our capital and operating expenditures for our continuing operations were approximately $172.4 million and $373.9 million for the three and nine months ended September 30, 2015, respectively. Our capital and operating expenditures exclude interest payments, and items amortized in future years' operations. We expect that our existing cash on hand plus proceeds from the closing of the Angola Transaction will be sufficient to fund our current operations for the foreseeable future.

        On May 29, 2015, Cobalt GOM #1 LLC, our indirect, wholly-owned subsidiary, entered into a Borrowing Base Facility Agreement (the "Facility Agreement") with Société Générale, as administrative agent, and certain other lenders. The Facility Agreement provides for a limited recourse $150 million senior secured reserve-based term loan facility. Currently, we have not borrowed any amounts under the Facility Agreement and the full $150 million remains available to us subject to the terms of the Facility Agreement.

        We currently do not generate any revenue from oil and gas production, although we expect to commence initial production from our Heidelberg project in the second quarter of 2016. Until substantial production is achieved, our primary sources of liquidity are expected to be cash on hand, the proceeds from the closing of the Angola Transaction, funds available to us under the Facility Agreement, proceeds from any future reserve-based lending arrangements, equity and debt financings, and asset-based ventures and asset monetizations.

        We expect to incur substantial expenditures and generate significant operating losses as we continue to:

  •
  evaluate our discoveries through project appraisal and potential development towards first production and cash flow;

  •
  continue our exploration activity on our existing acreage;

  •
  seek the renewal of our worldwide exploration portfolio in locations applicable to our deepwater and below-salt exploration strength; and

  •
  incur expenses related to operating as a public company and compliance with regulatory requirements.

        Our future financial condition and liquidity will be impacted by, among other factors, the timing or occurrence of the closing of the Angola Transaction, the production rates achieved upon initial production from our Heidelberg project, our ability to obtain financing, oil and gas prices, the number of commercially viable hydrocarbon discoveries made and the quantities of hydrocarbons discovered, the speed with which we can bring such discoveries to production, whether and to what extent we invest in additional oil leases and concessional licenses, and the actual cost of exploration, appraisal and development of our prospects. We may also seek additional funding through equity and debt financings. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our existing stockholders. For example, if we raise additional funds by issuing additional equity securities, further dilution to our existing stockholders will result. Funds available to us under existing or future reserve-based lending arrangements, including the Facility Agreement, may decrease in connection with periodic redeterminations of the value of the oil and gas reserves pledged pursuant to such lending arrangements. If we are unable to obtain or maintain funding on a timely basis or on acceptable terms, we may be required to significantly curtail our exploration, appraisal and development activities.

Royalty Agreement

        On February 13, 2009 we entered into a restated overriding royalty agreement (the "Royalty Agreement") with Whitton Petroleum Services Limited ("Whitton"). Pursuant to the terms of the Royalty Agreement, in consideration for Whitton's consulting services in connection with Blocks 9, 20 and 21 offshore Angola and our business and operations in Angola, Whitton is to receive quarterly payments (measured in U.S. Dollars) equal to 2.5% of the market price of our share of the crude oil produced in such quarter and not used in petroleum operations, less the cost recovery crude oil, assuming the applicable government contract is a production sharing agreement. If the applicable government contract is a risk services agreement and not a production sharing agreement (which is the case with respect to Blocks 9 and 21), pursuant to the Royalty Agreement we have undertaken to agree with Whitton an economic model (the "RSA Economic Model") containing terms equivalent to those in such risk services agreement and using actual production and costs. The RSA Economic Model has not yet been agreed with Whitton. Should we assign all of our interest in such Blocks, Whitton may, depending on the option we elect, have the right to receive the market value of its rights and obligations under the Royalty Agreement, based upon the amount in cash a willing transferee of such rights and obligations would pay a willing transferor in an arm's length transaction. Given potential issues regarding how such market value of Whitton's rights and obligations under the Royalty Agreement could be calculated, including, without limitation, outstanding issues related to the RSA Economic Model, the amount of any such payment that could be owed to Whitton upon completion of the Angola Transaction is uncertain, but may be material. The Royalty Agreement is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

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

        There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        There have been no material changes in the information provided under Part I, Item 3. "Legal Proceedings" in our 2014 Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A.    Risk Factors

        There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 other than the following:

The sale of our interests in Blocks 20 and 21 offshore Angola is subject to Angolan government approval, which may be delayed or may not be consummated. In addition, pursuant to the terms of the purchase and sale agreement governing such sale, we are obligated to transfer our interests in Block 20 and 21 prior to receipt of all consideration for such transfer.

        On August 22, 2015, we executed a purchase and sale agreement (the "Purchase and Sale Agreement") with Sociedade Nacional de Combustíveis de Angola—Empresa Pública ("Sonangol") for the sale to Sonangol of the share capital of certain of our indirect, wholly-owned subsidiaries which hold our working interests in each of Blocks 20 and 21 offshore Angola. The consummation of this sale is subject to approval by the Angolan Ministry of Petroleum pursuant to the Angolan Petroleum Activities Law. If such approval is not received within one year from the execution date of the Purchase and Sale Agreement, this agreement will automatically terminate and any obligations executed by the parties thereto shall be restituted in order to put such parties in their original positions as if no agreement had been executed. There can be no assurance that such Angolan government approval will be forthcoming within the required time period. The closing of the sale of our interests in Blocks 20 and 21 could be delayed or ultimately not consummated, which could have a material adverse effect on our business, financial condition and results of operations.

        Pursuant to the Purchase and Sale Agreement, we are required to provide certain transition services to Sonangol, which may include continuing to support operations on Blocks 20 and 21 on a no-profit no-loss basis until Sonangol nominates a new operator or operators of such blocks, despite the fact that we may have already transferred the share capital of our subsidiaries holding our working interests in Blocks 20 and 21 to Sonangol. The duration of this transition period could be lengthy and require us to devote a substantial amount of resources to maintain operations on Blocks 20 and 21, which could have a material adverse effect on our business, financial condition or results of operations, and we may not be indemnified against any losses or liabilities that we may incur during the transition period. Furthermore, there can be no assurance that Sonangol will be able to nominate a new operator or operators for such blocks in a timely manner, which may delay the consummation of the sale of our interests in Blocks 20 and 21, or affect whether the required Angolan government approvals will be forthcoming by year-end.

        The consideration payable by Sonangol for our interests in Blocks 20 and 21 is to be paid in three installments. Should Angolan government approval for the sale be obtained, and should Sonangol pay the first two installments and reimburse us for our share of the costs attributable to Blocks 20 and 21 from the period from January 1, 2015 through the date upon which we receive the Angolan government approvals, we are obligated under the terms of the Purchase and Sale Agreement to transfer the share capital of our subsidiaries holding our working interests in Blocks 20 and 21 to Sonangol. The third installment, in an amount of $200 million, is due within the earlier of 30 days following the execution of a transfer of operations agreement, which will contain terms and conditions governing the transition of operations on each of Block 20 and Block 21 from us to a new operator, or one year from the execution of the Purchase and Sale Agreement. This third installment may not become payable until after the consummation of the transfer of our working interests. Should this occur, we would be subject to the risk that such third installment is not paid in full, or at all. The Purchase and Sale Agreement is governed by the laws of the Republic of Angola and requires any disputes thereunder to be settled by arbitration. There can be no assurance that we would be successful in enforcing our rights under the Purchase and Sale Agreement. Any delays in the receipt, or failure to receive, the full amount of the consideration set forth in the Purchase and Sale Agreement could have a material adverse effect on our business, financial condition and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit Number		Description of Document
10.1	*	Purchase and Sale Agreement, dated August 22, 2015, by and between Cobalt International Energy Angola Ltd. and Sociedade Nacional de Combustíveis de Angola—Empresa Pública (Sonangol E.P.)

10.2	*	Restated Overriding Royalty Agreement, dated February 13, 2009, by and between Whitton Petroleum Services Limited, CIE Angola Block 9 Ltd., CIE Angola Block 20 Ltd., CIE Angola Block 21 Ltd., and Cobalt International Energy, L.P.

10.3	†*	Separation Agreement, dated August 24, 2015, by and between Cobalt International Energy, Inc. and John P. Wilkirson

10.4	†*	Severance Agreement, dated August 25, 2015, by and between Cobalt International Energy, Inc. and Shannon E. Young, III

31.1	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Schema Document

101.CAL	*	XBRL Calculation Linkbase Document

101.DEF	*	XBRL Definition Linkbase Document

101.LAB	*	XBRL Labels Linkbase Document

101.PRE	*	XBRL Presentation Linkbase Document

*
Filed herewith.

**
Furnished herewith.

†
Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Cobalt International Energy, Inc.
By:	/s/ JOSEPH H. BRYANT
	Name:	Joseph H. Bryant
	Title:	Chairman of the Board of Directors and Chief Executive Officer
By:	/s/ SHANNON E. YOUNG, III
	Name:	Shannon E. Young, III
	Title:	Executive Vice President and Chief Financial Officer

Dated: November 3, 2015

EXHIBIT INDEX

Exhibit Number		Description of Document
10.1	*	Purchase and Sale Agreement, dated August 22, 2015, by and between Cobalt International Energy Angola Ltd. and Sociedade Nacional de Combustíveis de Angola—Empresa Pública (Sonangol E.P.)

10.2	*	Restated Overriding Royalty Agreement, dated February 13, 2009, by and between Whitton Petroleum Services Limited, CIE Angola Block 9 Ltd., CIE Angola Block 20 Ltd., CIE Angola Block 21 Ltd., and Cobalt International Energy, L.P.

10.3	†*	Separation Agreement, dated August 24, 2015, by and between Cobalt International Energy, Inc. and John P. Wilkirson

10.4	†*	Severance Agreement, dated August 25, 2015, by and between Cobalt International Energy, Inc. and Shannon E. Young, III

31.1	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Schema Document

101.CAL	*	XBRL Calculation Linkbase Document

101.DEF	*	XBRL Definition Linkbase Document

101.LAB	*	XBRL Labels Linkbase Document

101.PRE	*	XBRL Presentation Linkbase Document

*
Filed herewith.

**
Furnished herewith.

†
Management contract or compensatory plan or arrangement.