Form 10-Q
period 2016-06-30
Cobalt International Energy, Inc.
filed 2016-08-02
CIK 1471261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Number of shares of the registrant’s common stock outstanding at June 30, 2016: 414,154,631 shares.

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

Our estimates and forward-looking statements may be influenced by the following factors, among others:

•	our ability to sell our interests in Block 20 and 21 offshore Angola or additional assets on acceptable terms;
•

in the case where the purchase and sale agreement governing the Angola Transaction automatically terminates, the financial and operational implications of the provision requiring the parties to be restituted in their original positions as if no agreement had been executed;

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

COBALT INTERNATIONAL ENERGY, INC.

Cobalt International Energy, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2016 (Unaudited)	December 31, 2015
	($ in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$131,661	$71,593
Restricted cash and cash equivalents and investments	252,200	252,950
Joint interest and other receivables	48,932	54,709
Prepaid expenses and other current assets	57,562	43,881
Inventory	13,128	26,113
Short-term investments	440,866	885,994
Current assets held for sale	1,873,514	1,811,051
Total current assets	2,817,863	3,146,291
Property, plant, and equipment:
Oil and gas properties, successful efforts method of accounting, net of accumulated depletion of $6,574 and $0, as of June 30, 2016 and December 31, 2015, respectively	1,001,526	893,734
Other property and equipment, net of accumulated depreciation and amortization of $7,533 and $6,647, as of June 30, 2016 and December 31, 2015, respectively	4,748	2,202
Total property, plant, and equipment, net	1,006,274	895,936
Long-term restricted funds	9,044	—
Other assets	8,831	18,992
Total assets	$3,842,012	$4,061,219
Liabilities and Stockholders’ Equity
Current liabilities:
Trade and other accounts payable	$24,350	$856
Accrued liabilities	138,165	126,323
Deferred Angola sales proceeds	250,000	250,000
Current liabilities held for sale	196,707	250,839
Total current liabilities	609,222	628,018
Long-term debt	2,030,721	1,981,895
Asset retirement obligations	3,371	3,167
Other long-term liabilities	1,897	2,002
Total long-term liabilities	2,035,989	1,987,064
Stockholders’ Equity:
Common stock, $0.01 par value per share; 2,000,000,000 shares authorized, 410,054,961 and 408,740,182 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	4,101	4,088
Additional paid-in capital	4,166,910	4,164,097
Accumulated deficit	(2,974,210)	(2,722,048)
Total stockholders’ equity	1,196,801	1,446,137
Total liabilities and stockholders’ equity	$3,842,012	$4,061,219

See accompanying notes.

Cobalt International Energy, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in thousands, except per share data)
Oil and gas revenue:
Oil sales	$3,077	$—	$4,688	$—
Natural gas sales	40	—	65	—
Natural gas liquids sales	56	—	56	—
Total revenue	3,173	—	4,809	—
Operating costs and expenses:
Seismic and exploration	6,335	11,267	5,081	25,334
Dry hole expense and impairment	157,492	7,533	153,515	27,430
Lease operating expense	1,703	—	2,658	—
General and administrative	19,174	20,437	38,311	38,167
Accretion expense	102	—	204	—
Depreciation and amortization	4,290	367	7,459	779
Total operating costs and expenses	189,096	39,604	207,228	91,710
Operating income (loss)	(185,923)	(39,604)	(202,419)	(91,710)
Other income (expense):
Gain on sale of assets	—	2,625	—	2,625
Interest income	1,453	1,451	2,791	3,111
Interest expense	(15,975)	(17,841)	(31,616)	(37,861)
Total other income (expense)	(14,522)	(13,765)	(28,825)	(32,125)
Net income (loss) from continuing operations before income tax	(200,445)	(53,369)	(231,244)	(123,835)
Income tax expense	—	—	—	—
Net income (loss) from continuing operations	$(200,445)	$(53,369)	$(231,244)	$(123,835)
Net income (loss) from discontinued operations, net of income tax	(5,104)	(13,441)	(20,918)	(24,593)
Net income (loss)	(205,549)	(66,810)	(252,162)	(148,428)
Basic and diluted income (loss) per share from continuing operations	$(0.49)	$(0.13)	$(0.56)	$(0.30)
Basic and diluted income (loss) per share from discontinued operations	$(0.01)	$(0.03)	$(0.05)	$(0.06)
Basic and diluted income (loss) per share	$(0.50)	$(0.16)	$(0.61)	$(0.36)
Basic and diluted weighted average common shares outstanding	409,920,869	408,521,844	409,590,679	408,515,037

See accompanying notes.

Cobalt International Energy, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
	($ in thousands)
Balance, December 31, 2015	$4,088	$4,164,097	$(2,722,048)	$1,446,137
Equity based compensation	—	2,826	—	2,826
Common stock issued for restricted stock and stock options	13	(13)	—	—
Net income (loss)	—	—	(252,162)	(252,162)
Balance, June 30, 2016	$4,101	$4,166,910	$(2,974,210)	$1,196,801

See accompanying notes.

Cobalt International Energy, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2016	2015
	($ in thousands)
Cash flows provided from operating activities
Net income (loss)	$(252,162)	$(148,428)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,459	779
Gain on the sale of assets	—	(2,625)
Accretion expense	204	—
Loss from discontinued operations	20,918	24,593
Dry hole expense and impairment of unproved properties	153,515	27,430
Equity based compensation	2,826	12,981
Amortization of premium (accretion of discount) on investments	765	8,915
Amortization of debt discount and debt issuance costs	52,420	44,040
Changes in operating assets and liabilities:
Joint interest and other receivables	5,777	(36,751)
Inventory	12,962	7,211
Prepaid expense and other current assets	(13,681)	(20,826)
Deferred charges and other	6,566	(12,451)
Trade and other accounts payable	12,867	8,088
Accrued liabilities and other	(8,844)	(35,228)
Net cash provided by (used in) operating activities—continuing operations	1,592	(122,272)
Net cash provided by (used in) operating activities—discontinued operations	(53,029)	(19,259)
Net cash provided by (used in) operating activities	(51,437)	(141,531)
Cash flows from investing activities
Capital expenditures for other property and equipment	(3,432)	(188)
Exploratory wells drilling in process	(236,651)	(130,534)
Change in restricted funds	(8,247)	(48,249)
Proceeds from maturity of investment securities	1,166,266	909,569
Purchase of investment securities	(639,556)	(519,867)
Net cash provided by (used in) investing activities—continuing operations	278,380	210,731
Net cash provided by (used in) investing activities—discontinued operations	(166,875)	(173,806)
Net cash provided by (used in) investing activities	111,505	36,925
Cash flows from financing activities
Payment of debt issuance costs	—	(4,025)
Net cash provided by (used in) financing activities	—	(4,025)
Net increase (decrease) in cash and cash equivalents	60,068	(108,631)
Cash and cash equivalents, beginning of period	71,593	246,705
Cash and cash equivalents, end of period	$131,661	$138,074
Cash paid for interest	$39,495	$38,426
Non-cash disclosures
Changes in accrued capital expenditures	$13,986	$(54,135)
Transfer of investment securities to and from restricted funds	$82,348	$46,049

See accompanying notes.

Cobalt International Energy, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

General

Cobalt International Energy, Inc. (the “Company”) is an independent exploration and production company with operations in the deepwater U.S. Gulf of Mexico and offshore Angola and Gabon in West Africa.

On August 22, 2015, Cobalt International Energy Angola Ltd., a wholly-owned subsidiary of the Company, executed a purchase and sale agreement with Sociedade Nacional de Combustíveis de Angola—Empresa Pública (“Sonangol”) for the sale by the Company to Sonangol of the entire issued and outstanding share capital of its indirect wholly-owned subsidiaries CIE Angola Block 20 Ltd. and CIE Angola Block 21 Ltd., which respectively hold the Company’s 40% working interest in each of Block 20 and Block 21 offshore Angola (the “Angola Transaction”).  On July 26, 2016, the Company’s Chief Executive Officer met with Sonangol’s Chairwoman of the Board of Directors Isabel dos Santos and members of her executive team in Luanda, Angola to discuss the status of the Angolan Transaction.  At this meeting, it was jointly agreed with Sonangol that the Company would market its working interests in Blocks 20 and 21 for sale by the Company to a third party other than Sonangol.  On August 1, 2016, the Company received a letter from Chairwoman Isabel dos Santos confirming Sonangol’s support of such marketing and sale process. The Company therefore believes that it is unlikely that the Angola Transaction will close pursuant to the terms of the Purchase and Sale Agreement and believe that it is likely that the Purchase and Sale Agreement will automatically terminate on August 22, 2016.  In such a case, the Purchase and Sale Agreement provides that the parties are to be restituted in order to put them in their original positions as if no agreement had been executed. The Company plans to work with Sonangol to understand and agree on the financial and operational implications of this provision. With respect to the marketing of its Angolan assets, the Company intends to immediately commence the marketing and sale process.  On February 29, 2016, the Company relinquished its working interest in Block 9. The Company’s working interests in Blocks 20 and 21 offshore Angola have been classified as “held for sale” on the consolidated balance sheet. The results of operations associated with Blocks 9, 20 and 21 offshore Angola have been presented as discontinued operations in the accompanying consolidated statement of operations. Historically, the Company’s Angolan subsidiaries constituted a significant portion of its West Africa segment. The Company’s operations in Gabon, which are deemed immaterial, have been combined with its United States segment and are reported as one segment.

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

Correction of Immaterial Errors

The accompanying unaudited condensed financial statements for the six months ended June 30, 2016 include a reduction of impairment charges related to the Heidelberg field totaling approximately $8.5 million related to the prior year. The amounts were not deemed material with respect to such prior year or the anticipated results and the trend of earnings for fiscal year 2016.

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

In May 2016, the FASB issued Accounting Standards Update No. 2016-11 (“ASU 2016-11”), Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815):  Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting.  The guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company is required to adopt the new standards in the first quarter of 2018 using one of two retrospective application methods. The Company is continuing to evaluate the provisions of these ASUs, and has not determined the impact these standards may have on its consolidated financial statements and related disclosures or decided upon the method of adoption.

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

Investments

The Company’s policy on accounting for its investments, which consist entirely of debt securities, is based on the accounting guidance relating to “Accounting for Certain Investments in Debt and Equity Securities.” The Company considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year are classified as long-term investments. The debt securities are carried at cost, which approximates fair market value as of June 30, 2016 and December 31, 2015 and are classified as held-to-maturity as the Company has the positive intent and ability to hold them until they mature. The net carrying value of held-to-maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity over the life of the securities. Income related to these securities is reported as a component of interest income in the Company’s condensed consolidated statement of operations. See Note 5—Investments.

Investments are considered to be impaired when a decline in fair value is determined to be other-than-temporary. The Company conducts a regular assessment of its debt securities with unrealized losses to determine whether securities have other-than-temporary impairment (“OTTI”). This assessment considers, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, market conditions and whether the Company intends to sell or whether it is more likely than not that the Company will be required to sell the debt securities. As of June 30, 2016 and December 31, 2015, the Company has no OTTI in its debt securities.

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

The following summarizes the changes in the asset retirement obligation for the six months ended June 30, 2016:

June 30, 2016
($ in thousands)
Beginning of period	$3,167
Liabilities incurred	—
Accretion	204
End of period	$3,371

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

Earnings (Loss) Per Share

Basic loss per share was calculated by dividing net income or loss applicable to common shares by the weighted average number of common shares outstanding during the periods presented. The weighted average number of shares used in the calculation for the three and six months ended June 30, 2016 were 409,920,869 and 409,590,679, respectively. The calculation of diluted loss per share includes the potential dilutive impact of non-vested restricted stock, non-vested restricted stock units, outstanding stock options, the 2.625% convertible senior notes due 2019 and the 3.125% convertible senior notes due 2024 during the period, unless their effect is anti-dilutive. For the three and six months ended June 30, 2016, 8,808,708 shares of non-vested restricted stock, non-vested restricted stock units, outstanding stock options, the 2.625% convertible senior notes due 2019 and the 3.125% convertible senior notes due 2024, were excluded from the diluted loss per share calculation because they were anti-dilutive. For the three and six months ended June 30, 2015, 9,967,516 shares of non-vested restricted stock, non-vested restricted stock units, outstanding stock options and the 2.625% convertible senior notes due 2019 and the 3.125% convertible senior notes due 2024, were excluded from the diluted loss per share because they are anti-dilutive.

2. Cash and Cash Equivalents

Cash and cash equivalents consisted of the following:

	June 30, 2016	December 31, 2015
	($ in thousands)
Cash at banks	$22,918	$33,173
Money market funds	23,064	—
Held-to-maturity securities(1)	85,679	38,420
	$131,661	$71,593

(1)	These securities mature three months or less from the date of purchase.

3. Restricted Cash and Cash Equivalents and Investments

Restricted cash and cash equivalents and investments consisted of the following:

	June 30, 2016	December 31, 2015
	($ in thousands)
Angolan sale proceeds	$250,000	$250,000
American Express Bank pledge agreement	—	750
Citibank commercial card agreement	2,200	2,200
Total restricted funds(1)	$252,200	$252,950

(1)

Pursuant to the purchase and sale agreement governing the Angola Transaction, the Company received the First Payment of $250 million during the quarterly period ended September 30, 2015. See Note 10—Angola Transaction. These funds are contractually restricted by the purchase and sale agreement of the Angola Transaction. In addition, as of June 30, 2016, approximately $2.2 million was held in collateral accounts established to pledge funds for security of obligations under the Citibank Commercial Card Agreement. As of June 30, 2016, the Angolan sales proceeds and collateral in these accounts were invested in cash, commercial paper, corporate notes and bonds, and money market funds, resulting in a net carrying value of approximately $252.2 million.

4. Joint Interest and Other Receivables

Joint interest and other receivables result primarily from billing shared costs under the respective operating agreements to the Company’s partners. These are usually settled within 30 days of the invoice date. As of June 30, 2016 and December 31, 2015, the balance in joint interest, revenue, and other receivables consisted of the following:

	June 30, 2016	December 31, 2015
	($ in thousands)
Partners in the U.S. Gulf of Mexico	$45,423	$50,766
Revenue receivable	1,909	—
Accrued interest on investment securities	1,005	3,567
Other	595	376
	$48,932	$54,709

5. Investments

The Company’s investments in held-to-maturity securities, which are recorded at cost which approximates fair market value, were as follows as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	($ in thousands)
Corporate securities	$120,501	$492,955
Commercial paper	526,383	604,986
U.S. Treasury securities	91,421	—
Certificates of deposit	—	20,750
Total	$738,305	$1,118,691

The Company’s condensed consolidated balance sheet included the following held-to-maturity securities:

	June 30, 2016	December 31, 2015
	($ in thousands)
Cash and cash equivalents	$85,679	$38,420
Short-term investments	440,866	885,994
Restricted cash and cash equivalents and investments	202,716	194,277
Long-term restricted funds	9,044	—
	$738,305	$1,118,691

The contractual maturities of these held-to-maturity securities as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	($ in thousands)
Within 1 year	$738,305	$738,305	$1,118,691	$1,118,691
After 1 year	—	—	—	—
	$738,305	$738,305	$1,118,691	$1,118,691

6. Fair Value Measurements

The fair values of the Company’s cash and cash equivalents, joint interest and other receivables, short-term and long-term restricted funds and investments approximate their carrying amounts due to their short-term duration. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. The Company categorizes each of its fair value measurements as applicable to one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. The levels are:

Level 1—Quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities. This category includes the Company’s cash and money market funds.

Level 2—Quoted prices in non-active markets or in active markets for similar assets or liabilities, and inputs other than quoted prices that are observable, for the asset or liability, either directly or indirectly, for substantially the full contractual term of the asset or liability being measured. This category includes the Company’s U.S. Treasury bills, U.S. Treasury notes, commercial paper, U.S. agency securities, corporate bonds, and certificates of deposits.  The Company secures valuations from its brokers to price U.S. Treasury bills, U.S. Treasury notes, commercial paper, U.S. agency securities, and corporate bonds.  All of the Company’s brokers and custodians use Interactive Data Corporation as a third party pricing service to price corporate bonds, U.S. Treasury bills, U.S. Treasury notes, and U.S. agency securities, and S&P to price commercial paper.

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

The following tables summarize the Company’s significant financial instruments measured on a recurring basis as categorized by the fair value measurement hierarchy:

	Level 1		Level 2		Balance as of
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)	June 30, 2016
	($ in thousands)
Cash and cash equivalents:
Cash	$22,918	$22,918	$—	$—	$22,918
Money market funds	23,064	23,064	—	—	23,064
Commercial paper	—	—	85,679	85,679	85,679
Subtotal	45,982	45,982	85,679	85,679	131,661
Restricted cash and cash equivalents and investments:
Money market funds	49,484	49,484	—	—	49,484
Commercial paper	—	—	82,215	82,215	82,215
Corporate bonds	—	—	120,501	120,501	120,501
Certificates of deposit	—	—	—	—	—
Subtotal	49,484	49,484	202,716	202,716	252,200
Short-term investments:
U.S. Treasury securities	—	—	82,377	82,377	82,377
Corporate bonds	—	—	—	—	—
Commercial paper	—	—	358,489	358,489	358,489
Certificates of deposit	—	—	—	—	—
Subtotal	—	—	440,866	440,866	440,866
Long-term restricted funds:
U.S. Treasury securities	—	—	9,044	9,044	9,044
Subtotal	—	—	9,044	9,044	9,044
Total	$95,466	$95,466	$738,305	$738,305	$833,771

	Level 1		Level 2		Balance as of
	Carrying Value	Fair Value(1)	Carrying Value	Fair Value(1)	December 31, 2015
	($ in thousands)
Cash and cash equivalents:
Cash	$33,173	$33,173	$—	$—	$33,173
Money market funds	—	—	—	—	—
Commercial paper	—	—	38,420	38,420	38,420
Subtotal	33,173	33,173	38,420	38,420	71,593
Restricted cash and cash equivalents:
Money market funds	58,673	58,673	—	—	58,673
Commercial paper	—	—	188,517	188,517	188,517
Corporate bonds	—	—	5,010	5,010	5,010
Certificates of deposit	—	—	750	750	750
Subtotal	58,673	58,673	194,277	194,277	252,950
Short-term investments:
U.S. Agency securities	—	—	—	—	—
Corporate bonds	—	—	487,946	487,946	487,946
Commercial paper	—	—	378,048	378,048	378,048
Certificates of deposit	—	—	20,000	20,000	20,000
Subtotal	—	—	885,994	885,994	885,994
Long-term investments:
Corporate bonds	—	—	—	—	—
Subtotal	—	—	—	—	—
Total	$91,846	$91,846	$1,118,691	$1,118,691	$1,210,537

(1)	As of June 30, 2016 and December 31, 2015, the Company did not record any OTTI on these assets.

7. Property, Plant, and Equipment

Property, plant, and equipment is stated at cost less accumulated depletion/depreciation/amortization and consisted of the following:

	Estimated Useful Life (Years)	June 30, 2016	December 31, 2015
		($ in thousands)
Oil and Gas Properties:
Proved properties:
Well and development costs		$84,157	$71,463
Less: accumulated depletion		(6,574)	—
Total proved properties		77,584	71,463
Unproved properties:
Oil and gas leasehold		330,829	382,976
Less: accumulated valuation allowance		(169,217)	(175,963)
		161,612	207,013
Exploration wells in process		762,329	615,258
Total unproved properties		923,941	822,271
Total oil and gas properties, net		1,001,526	893,734
Other Property and Equipment:
Computer equipment and software	3	8,782	5,350
Office equipment and furniture	3 – 5	1,349	1,349
Leasehold improvements	3 – 10	2,150	2,150
		12,281	8,849
Less: accumulated depreciation and amortization		(7,533)	(6,647)
Total other property and equipment, net		4,748	2,202
Property, plant, and equipment, net		$1,006,274	$895,936

The Company recorded $4.2 million and $0.4 million of depletion, depreciation and amortization expense for the three months ended June 30, 2016 and 2015, respectively, and $7.5 million and $0.8 million for the six months ended June 30, 2016 and 2015, respectively.

Proved Oil and Gas Properties

The Heidelberg project was formally sanctioned for development in mid-2013. As a result of the project sanction, the Company reclassified its Heidelberg exploration well costs to proved property well and development costs and these costs will be depleted as the related proved developed reserves are produced. During the quarter ended March 31, 2015, the Company assigned its 9.375% ownership interest in the Heidelberg prospect to its wholly owned subsidiary, Cobalt GOM #1 LLC (“GOM #1”). As a result, the carrying value of the costs capitalized for all the Heidelberg projects as of March 31, 2015 were transferred to GOM #1. As of June 30, 2016, prior to recognition of impairment charges, the well and development costs consisted of $102.4 million relating to exploration, appraisal and development well costs and $219.9 million for costs associated with field development. As of December 31, 2015, prior to recognition of impairment charges, the well and development costs consisted of $104.0 million relating to well costs for the Heidelberg #1 exploration well, Heidelberg #3 appraisal well, and the Heidelberg #4 and Heidelberg #6 development wells and $221.2 million for costs associated with field development.

Unproved Oil and Gas Properties

As of June 30, 2016 and December 31, 2015, the Company has the following unproved property acquisition costs, net of valuation allowance on the consolidated balance sheets:

	June 30, 2016	December 31, 2015
	($ in thousands)
Individual oil and gas leaseholds with carrying value greater than $1 million	$255,203	$305,270
Individual oil and gas leaseholds with carrying value less than $1 million	75,626	77,706
	330,829	382,976
Accumulated valuation allowance	(169,217)	(175,963)
Total oil and gas leasehold	$161,612	$207,013

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

The following tables reflect the Company’s net changes in and the cumulative costs of capitalized exploration well costs (excluding any related leasehold costs):

	June 30, 2016	December 31, 2015
	($ in thousands)
Beginning of period	$615,258	$330,099
Additions to capitalized exploration
Exploration well costs	236,069	285,118
Capitalized interest	22,621	24,161
Reclassifications to wells, facilities, and equipment based on determination of proved reserves	—	—
Amounts charged to expense(1)	(111,619)	(24,120)
End of period	$762,329	$615,258

(1)

The amounts of $111.6 million for the six months ended June 30, 2016 and $24.1 million for the year ended December 31, 2015, represents impairment charges on exploration wells drilled in the U.S. Gulf of Mexico which did not encounter commercial hydrocarbons.

	June 30, 2016	December 31, 2015
	($ in thousands)
Cumulative costs:
Exploration well costs	$701,144	$576,694
Capitalized interest	61,185	38,564
	$762,329	$615,258
Well costs capitalized for a period greater than one year after completion of drilling (included in table above)	$362,187	$351,753

As of June 30, 2016, capitalized exploration well costs that have been suspended longer than one year are associated with the Company’s Shenandoah, North Platte, Anchor, and Diaman discoveries. These well costs are suspended pending ongoing evaluation including, but not limited to, results of additional appraisal drilling, well-test analysis, additional geological and geophysical data and approval of a development plan. Management believes these discoveries exhibit sufficient indications of hydrocarbons to justify potential development and is actively pursuing efforts to fully assess them. If additional information becomes available that raises substantial doubt as to the economic or operational viability of these discoveries, the associated costs will be expensed at that time. The Heidelberg discovery has been sanctioned for development and the Heidelberg capitalized exploration and appraisal well costs were reclassified to development costs in 2013.  In January 2016, the Company achieved initial production of oil and gas from the Heidelberg field.

8. Other Assets

As of June 30, 2016 and December 31, 2015, the balance in other assets consisted of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Debt issue costs(1)	$—	$3,595
Rig costs(2)	8,331	15,397
Other deposits	500	—
	$8,831	$18,992

(1)

As of June 30, 2016 and December 31, 2015, the $0 million and $3.6 million, respectively, in debt issue costs was related to the issuance of the Borrowing Base Facility Agreement, as described in Note 9. On June 17, 2016, the Company terminated the Borrowing Base Facility Agreement and all associated costs were written off.

(2)

As of June 30, 2016 and December 31, 2015, the $8.3 million and $15.4 million, respectively, relate to costs associated with the Rowan Reliance drilling rig which is currently drilling in U.S. Gulf of Mexico. These costs are capitalized to the wells over the term of the respective drilling rig contracts.

9. Long-term Debt

As of June 30, 2016, the Company’s long-term debt consists of the 2.625% convertible senior notes due 2019 issued on December 17, 2012 (the “2.625% Notes”), and the 3.125% convertible senior notes due 2024 issued on May 13, 2014 (the “3.125% Notes”, and, collectively with the 2.625% Notes, the “Notes”), as follows:

Borrowing Base Facility Agreement

On June 17, 2016, Cobalt GOM #1 LLC (“GOM #1”), an indirect wholly-owned subsidiary of the Company, terminated the Borrowing Base Facility Agreement among GOM #1, the Company, Société Générale, as administrative agent, and certain other lenders named therein (the “Facility Agreement”). The Facility Agreement provided for a limited recourse $150 million senior secured reserve-based term loan facility, with an amount available for borrowing at any one time limited to a periodically adjusted borrowing base amount. Based on discussions between the Company and the lenders under the Facility Agreement, the borrowing base amount under the Facility Agreement was expected to be materially reduced to a level that would not justify the ongoing expense of maintaining the facility. No borrowings were outstanding under the Facility Agreement at the time of termination, and no prepayment fees were payable by the Company or GOM #1 upon termination. Following termination of the Facility Agreement, all liens, mortgages, pledges and other security provided in favor of the lenders in connection with the Facility Agreement were terminated and released.  In June 2016, the Company wrote off $3.3 million in debt issuance costs associated with the Facility Agreement.

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

3.125% Convertible Senior Notes due 2024

On May 13, 2014, the Company issued $1.3 billion aggregate principal amount of the 3.125% Notes. The 3.125% Notes are the Company’s senior unsecured obligations and rank equal in right of payment to the 2.625% Notes. Interest on the 3.125% Notes is payable semi-annually in arrears on May 15 and November 15 of each year. The 3.125% Notes will mature on May 15, 2024, unless earlier repurchased, converted or redeemed in accordance with the terms of the Notes. Prior to November 15, 2023, the 3.125% Notes are convertible only under the following circumstances: (1) during any fiscal quarter commencing after March 31, 2015 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a 30 consecutive trading-day period ending on, and including, the last trading day of the immediately preceding fiscal quarter exceeds $30.00 on each applicable trading day; (2) during the five business-day period after any five consecutive trading-day period (the “3.125% Notes Measurement Period”) in which the trading price per $1,000 principal amount of notes for each trading day of the 3.125% Notes Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) if the Company calls all or any portion of the 3.125% Notes for redemption, at any time prior to 5:00 p.m., New York City time, on the second scheduled trading day immediately preceding the related redemption date; or (4) upon the occurrence of specified distributions or the occurrence of specified corporate events. On or after November 15, 2023, the 3.125% Notes may be converted at the option of the holder at any time prior to 5:00 p.m., New York City time, on the second scheduled trading day immediately preceding the stated maturity date, in multiples of $1,000 principal amount. As of June 30, 2016, none of the conditions allowing holders of the 3.125% Notes to convert had been met.

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

Holders of the Notes who convert their Notes in connection with a “make-whole fundamental change”, as defined in the indenture governing these Notes, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, as defined in the indenture governing the Notes, holders of the Notes may require the Company to repurchase for cash all or a portion of their Notes equal to $1,000 or a multiple of $1,000 at a fundamental change repurchase price equal to 100% of the principal amount of Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.

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

The carrying amounts of the liability components of the Notes were as follows:

	June 30, 2016			December 31, 2015
	Principal Amount	Unamortized discount and debt issuance costs (1)	Carrying Amount	Principal Amount	Unamortized discount and debt issuance costs	Carrying Amount
	($ in thousands)
Carrying amount of liability component
2.625% Notes	$1,380,000	$(229,048)	$1,150,952	$1,380,000	$(258,565)	$1,121,435
3.125% Notes	1,300,000	(420,231)	879,769	1,300,000	(439,540)	860,460
Total	$2,680,000	$(649,279)	$2,030,721	$2,680,000	$(698,105)	$1,981,895

(1)

Unamortized discount and debt issuance costs will be amortized over the remaining life of the Notes which is 3.5 years for the 2.625% Notes and 8.0 years for the 3.125% Notes.  See Note 1 related to a change in the classification of unamortized debt issuance costs on the Condensed Consolidated Balance Sheets.

The carrying amounts of the equity components of the Notes were as follows:

	June 30, 2016	December 31, 2015
	($ in thousands)
Debt discount relating to value of conversion option	$866,340	$866,340
Debt issue costs	(20,185)	(20,185)
Total	$846,155	$846,155

Fair Value  The fair value of the Notes was calculated based on the fair value of similar debt instruments since an observable quoted price of the Notes or a similar asset or liability is not readily available (Level 2 inputs). As of June 30, 2016 and December 31, 2015, the fair values of the Notes were as follows:

	June 30, 2016	December 31, 2015
	($ in thousands)
2.625% Notes	$503,700	$793,500
3.125% Notes	432,276	640,250
Total	$935,976	$1,433,750

As of June 30, 2016, the Company had $7.8 million accrued for interest on the Notes.

For the three months ended June 30, 2016 and 2015, the interest expense, net of capitalized amount, relating to the Notes and certain costs and commitment fees associated with the Facility Agreement was $16.0 million and $17.8 million, respectively. For the six months ended June 30, 2016 and 2015, the interest expense, net of capitalized amount, relating to the Notes and certain costs and commitment fees associated with the Facility Agreement was $31.6 million and $37.9 million, respectively.

As of June 30, 2016 and December 31, 2015, the debt discounts associated with the 2.625% Notes and the 3.125% Notes resulted in the recognition of $217.5 million and $233.6 million of deferred tax liability, respectively.

10. Angola Transaction

On August 22, 2015, Cobalt International Energy Angola Ltd. (“Cobalt Angola”), a wholly-owned subsidiary of the Company, executed a purchase and sale agreement (the “Purchase and Sale Agreement”) with Sonangol for the sale by Cobalt Angola to Sonangol of the entire issued and outstanding share capital of CIE Angola Block 20 Ltd. and CIE Angola Block 21 Ltd., which respectively hold the Company’s 40% working interest in each of Block 20 and Block 21 offshore Angola for aggregate gross consideration of $1.75 billion before Angolan withholding taxes of approximately $19.7 million (to be netted out of the gross consideration to be paid to Cobalt Angola) and certain other U.S. and Angolan taxes, expenses, and contingent liabilities (the “Angola Transaction”). In accordance with the Purchase and Sale Agreement, Sonangol paid the Company $250 million (the “First Payment”).  The First Payment has been reported as restricted cash and a liability on the balance sheet. Sonangol Pesquisa e Produção, S.A., an affiliate of Sonangol, currently holds a 30% working interest in Block 20 and a 60% working interest in Block 21. The Angola Transaction is subject to Angolan government approvals.

On July 26, 2016, the Company’s Chief Executive Officer met with Sonangol’s Chairwoman of the Board of Directors Isabel dos Santos and members of her executive team in Luanda, Angola to discuss the status of the Angolan Transaction.  At this meeting, it was jointly agreed with Sonangol that the Company would market its working interests in Blocks 20 and 21 for sale by the Company to a third party other than Sonangol.  On August 1, 2016, the Company received a letter from Chairwoman Isabel dos Santos confirming Sonangol’s support of such marketing and sale process.  The Company therefore believes that it is unlikely that the Angola Transaction will close pursuant to the terms of the Purchase and Sale Agreement and believe that it is likely that the Purchase and Sale Agreement will automatically terminate on August 22, 2016.  In such a case, the Purchase and Sale Agreement provides that the parties are to be restituted in order to put them in their original positions as if no agreement had been executed. The Company plans to work with Sonangol to understand and agree on the financial and operational implications of this provision including with respect to the return of the First Payment and the payment of the $158.6 million of receivables owed to the Company by Sonangol.  With respect to the marketing of its Angolan assets, the Company intends to immediately commence the marketing and sale process.

Assets and Liabilities Held for Sale

The following table summarizes the assets and liabilities associated with Blocks 9, 20, and 21 offshore Angola.  Although the Company relinquished its working interest in Block 9 on February 29, 2016, the Company continues to have assets and liabilities associated with the entity.  The Company continues to assess the balances for possible impairment as the  assets and liabilities held for sale are required to be presented at fair value.  There has been no impairment identified to date.

	June 30, 2016	December 31, 2015
	($ in thousands)
Cash and cash equivalents	$43,527	$8,578
Joint interest and other receivables	159,542	156,599
Prepaid expenses and other current assets	5,025	8,216
Inventory	43,147	56,224
Short term restricted funds	—	22,538
Oil and gas properties	1,611,828	1,465,299
Other property and equipment, net	10,107	10,107
Long term restricted funds	—	82,568
Other assets	338	922
Total assets of the discontinued operation	1,873,514	1,811,051
Trade and other accounts payable	(20,528)	(6,089)
Accrued liabilities	(81,415)	(128,259)
Short term contractual obligations	(92,076)	(115,110)
Long term contractual obligations	(2,688)	(1,381)
Other long term liabilities	—	—
Total liabilities of the discontinued operation	$(196,707)	$(250,839)

Results for Blocks 9, 20, and 21 offshore Angola classified within discontinued operations consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Seismic and exploration	$3,093	$5,646	$10,410	$9,348
Dry hole expense and impairment	(1,677)	611	1,874	611
General and administrative	3,688	6,258	13,009	12,778
Depreciation and amortization	—	926	—	1,856
Gain on the release of letters of credit (1)	—	—	(4,375)	—
Net loss from discontinued operations	$5,104	$13,441	$20,918	$24,593

(1)	Amount represents the gain recognized on the release of the Block 9 letter of credit that was previously written off.

11. Seismic and Exploration Expenses

Seismic and exploration expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Seismic costs	$3,024	$7,970	$570	$19,801
Leasehold delay rentals	3,297	2,936	4,561	4,327
Other exploration expense	14	361	(50)	1,206
	$6,335	$11,267	$5,081	$25,334

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

During the six months ended June 30, 2016, the Company granted a total of 571,428 shares of restricted stock, 3,491,352 restricted stock units and 1,129,944 stock options to employees which include 571,428 shares of restricted stock and 1,129,944 stock options with both service and market conditions granted to two senior officers under the terms of their employment agreements. During the six months ended June 30, 2016, the Company granted 82,898 shares of common stock as retainer awards and 362,934 restricted stock units to its non-employee directors.

On February 18, 2016, the Company granted 3,491,352 restricted stock units (“RSUs”) under the Company’s 2015 Long Term Incentive Plan (the “2015 Plan”) to the Company’s employees based on the common stock market price at the time of issuance of $2.44 per share.  The RSU’s will vest in equal installments on each of March 1, 2017, March 1, 2018, and March 1, 2019 by issuance of the Company’s shares of common stock or by cash or by a combination thereof, at the discretion of the Company.  The fair value of the RSU’s on the date of grant was $10.4 million.  The Company accounts for the RSUs as compensation cost and records a corresponding liability based on the fair value of the RSUs at the end of each reporting period.  For the three months ended June 30, 2016 and 2015, the Company recognized $1.3 million and $0.0 million, respectively, in compensation expense relating to the RSU awards. For the six months ended June 30, 2016 and 2015, the Company recognized $1.3 million and $0.0 million, respectively, in compensation expense relating to the RSU awards.

The Company recorded equity based compensation expense, net of forfeitures, of ($4.9) million and $7.1 million for the three months ended June 30, 2016 and 2015, respectively. The Company recorded equity based compensation expense, net of forfeitures, of $2.8 million and $13.0 million for the six months ended June 30, 2016 and 2015, respectively.

On February 20, 2015, the Company issued a total of 1,526,835 share appreciation rights (“SARs”) under the Company’s Long Term Incentive Plan to the Company’s officers, based on the common stock market price at the time of issuance of $8.87 per share. The SARs will vest with respect to one-third (1/3) of the underlying shares on each anniversary of the grant date over the next three years and may be settled, at the Company’s discretion, by issuance of the Company’s shares or by cash or by a combination of the Company’s shares and cash based on the fair market value of the shares on date of exercise. The fair value of a SAR is determined using the Black-Scholes-Merton option-pricing model which at the date of grant was $4.53 per SAR share. The Company accounts for the SAR awards as compensation cost and records a corresponding liability based on the fair value of the SARs at the end of each reporting period. As of June 30, 2016, the fair value of each SAR decreased to $2.74, resulting in a reduction of the fair value of $1.3 million. For the three months ended June 30, 2016 and 2015, the Company recognized $0.1 million and $0.4 million, respectively, in compensation expense relating to the SAR awards. For the six months ended June 30, 2016 and 2015, the Company recognized $0.6 million and $0.9 million, respectively, in compensation expense relating to the SAR.

On April 30, 2015, the Company’s stockholders approved the 2015 Plan. The total number of shares of the Company’s common stock available for issuance under the 2015 Plan is 12,000,000. The 2015 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based awards. As of June 30, 2016, the Company has awarded 1,851,372 shares under the 2015 Plan, not including the 3,491,352 RSU’s which may be settled in cash at the Company’s election.

13. Income taxes

We recorded no income tax expense or benefit for the three and six months ended June 30, 2016. We increased our valuation allowance and reduced our net deferred tax assets to zero during 2009 after considering all available positive and negative evidence related to the realization of our deferred tax assets. Our assessment of the realization of our deferred tax assets has not changed, and as a result we continue to maintain a full valuation allowance for our net deferred assets as of June 30, 2016.

As of June 30, 2016, we have no unrecognized tax benefits. There were no significant changes to the calculation since December 31, 2015.

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

Included in the three and six months ended June 30, 2016 was $3.0 million and $6.1 million, respectively, of severance costs associated with the Company’s workforce reduction plan.

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

In August 2015, we executed a purchase and sale agreement (the “Purchase and Sale Agreement”) with Sociedade Nacional de Combustíveis de Angola—Empresa Pública (“Sonangol”) for the sale of our working interests in Blocks 20 and 21 offshore Angola for aggregate gross consideration of $1.75 billion before certain transaction expenses and other U.S. and Angolan taxes (the “Angolan Transaction”). On July 26, 2016, our Chief Executive Officer met with Sonangol’s Chairwoman of the Board of Directors Isabel dos Santos and members of her executive team in Luanda, Angola to discuss the status of the Angolan Transaction.  At this meeting, it was jointly agreed with Sonangol that we would market our working interests in Blocks 20 and 21 for sale by us to a third party other than Sonangol.  On August 1, 2016, we received a letter from Chairwoman Isabel dos Santos confirming Sonangol’s support of such marketing and sale process.  We therefore believe that it is unlikely that the Angola Transaction will close pursuant to the terms of the Purchase and Sale Agreement and believe that it is likely that the Purchase and Sale Agreement will automatically terminate on August 22, 2016.  In such a case, the Purchase and Sale Agreement provides that the parties are to be restituted in order to put them in their original positions as if no agreement had been executed. We plan to work with Sonangol to understand and agree on the financial and operational implications of this provision. With respect to the marketing of our Angolan assets, we intend to immediately commence the marketing and sale process.

Second Quarter 2016 Operational Highlights

•

The Goodfellow #1 exploration well was spud in March 2016, reached total depth during the second quarter and did not encounter hydrocarbons.  A subsequent sidetrack operation was also unsuccessful in finding hydrocarbons.  We expensed an aggregate of $149.9 million in the second quarter for Goodfellow, consisting of $107.5 million of costs through the second quarter costs associated with the Goodfellow #1 exploration well and sidetrack and $42.4 million for the impairment of the underlying leases.  Additional charges with respect to the sidetrack operations will be recognized in the third quarter.  After completing operations at Goodfellow, we plan to move the rig back to North Platte to spud North Platte #4.

•

We announced that the Anchor #3 appraisal well was successfully drilled to a total depth of 34,022 feet.  Data collected from the well is being evaluated.  The Anchor #3 well was the second appraisal well in the Anchor unit, which was discovered in late 2014.  Complete appraisal will require delineation wells and technical studies.  We own a 20% non-operated working interest in the Anchor discovery unit.

•

We announced the results of the Shenandoah #5 appraisal well, which is the fourth appraisal well in Shenandoah field and was drilled to a total depth of 31,100 feet.  The well encountered more than 1,000 feet of net pay in multiple Inboard Lower Tertiary sands.  Approximately 80 feet of conventional core was acquired in the upper Wilcox pay interval.  We own a 20% non-operated working interest in Shenandoah.

•

Net production from Heidelberg averaged approximately 870 barrels of oil equivalent per day (“boepd”) during the second quarter, and is currently producing approximately 1,150 boepd on a net basis.  We are in the process of drilling and completing two additional development wells which are expected to be brought onto production at Heidelberg in October 2016 and December 2016, respectively.  We own a 9.375% non-operated working interest in Heidelberg.

•

We completed drilling operations on the Zalophus #1 and Golfinho #1 pre-salt exploration wells in Block 20 offshore Angola.  The Zalophus #1 exploration well resulted in a discovery of condensate and gas, while the Golfinho #1 exploration well resulted in an oil discovery.  These exploration wells represent our sixth and seventh pre-salt discoveries offshore Angola, respectively.  Following the completion of drilling operations on the Golfinho #1 exploration well, we released the Petroserv SSV Catarina drilling rig and the drilling contract expired pursuant to its terms.  We are operator of and hold a 40% working interest in Block 20 and Block 21 offshore Angola.

•

On July 14, 2016, the Bureau of Ocean Energy Management (“BOEM”) announced updated financial assurance and risk management requirements for offshore leases.  The Notice to Lessees No. 2016-N01 (“NTL”) details procedures to determine a lessee’s ability to carry out its lease obligations – primarily the decommissioning of Outer Continental Shelf (OCS) facilities – and whether to require lessees to furnish additional financial assurance.  The NTL provides updated criteria for determining a lessee’s ability to self-insure its OCS liabilities based upon the lessee’s financial capacity and financial strength.  It also provides new methods and additional flexibility for lessees to meet their additional financial security requirements through a tailored plan.  The BOEM has stated that it will focus first on those properties for which there is only one leaseholder responsible for decommissioning.  Those leaseholders will have 60 days from the date of an order requiring additional financial security to comply.  For all other holdings, leaseholders will have 120 days from the date they receive an order to provide additional security, if required.  Alternatively, lessees can provide a tailored financial plan to BOEM, which will permit the use of forms of financial security other than surety bonds and pledges of treasury securities and allow companies to phase in funding of the additional security.  We are continuing to review the NTL and guidance provided by the BOEM to assess its impact on our operations in the U.S. Gulf of Mexico, although we believe we are situated fundamentally differently than other operators who have recently received orders from the BOEM for significant additional financial security.  As compared with such other operators, we do not have oil and gas properties with long production histories or a large number of production facilities; we have no producing properties in which we are the sole leaseholder; and we currently have no plans to drill wells on leases in which we are the sole leaseholder.  It is possible, however, that we may receive an order from BOEM in the future to post additional financial security, which may increase our cost of operations or have a material adverse effect on our liquidity and ability to operate in the U.S. Gulf of Mexico.

Second Quarter 2016 Financial Highlights

•

We recorded a net loss from continuing operations of approximately $200.4 million, an increase of $147.1 million from the second quarter of 2015. Total operating expenses were approximately $189.1 million, an increase of $149.5 million from the second quarter of 2015. The increase in operating expenses for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 was primarily attributed to dry hole expenses of $157.5 million in 2016 compared to $7.5 million in 2015.

•	Capital and operating expenditures from continuing operations were approximately $154.2 million for the three months ended June 30, 2016.
•

As of June 30, 2016, we had approximately $833.8 million in cash, which includes cash and cash equivalents, investments, restricted cash, and the $250 million we received from Sonangol pursuant to the Purchase and Sale Agreement for the Angola Transaction, which is classified as restricted cash. This amount of $833.8 million excludes $43.5 million of cash and restricted cash held within assets held for sale.

Results of Operations

The discussion of the results of operations and the period-to-period comparisons presented below for our consolidated continuing operations analyzes our historical results. The following discussion may not be indicative of future results.

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

	Three Months Ended June 30,
	2016	2015	Increase (Decrease)%
	($ in thousands)
Consolidated Operations:
Oil and gas revenue:
Oil sales	$3,077	$—	$3,077	N/A
Natural gas sales	40	—	40	N/A
Natural gas liquids sales	56	—	56	N/A
Total revenue	3,173	—	3,173	N/A
Operating costs and expenses:
Seismic and exploration	6,335	11,267	(4,932)	(44)%
Dry hole expense and impairment	157,492	7,533	149,959	1991%
Lease operating expense	1,703	—	1,703	N/A
General and administrative	19,174	20,437	(1,263)	(6)%
Accretion expense	102	—	102	N/A
Depreciation and amortization	4,290	367	3,923	1069%
Total operating costs and expenses	189,096	39,604	149,492	377%
Operating income (loss)	(185,923)	(39,604)	(146,319)	(377)%
Other income (expense):
Gain on sale of assets	—	2,625	(2,625)	(100)%
Interest income	1,453	1,451	2	0%
Interest expense	(15,975)	(17,841)	1,866	(10)%
Total other income (expense)	(14,522)	(13,765)	(757)	5%
Net income (loss) from continuing operations before income tax	(200,445)	(53,369)	(147,076)	276%
Income tax expense (benefit)	—	—	—	—
Net income (loss) from continuing operations	$(200,445)	$(53,369)	$(147,076)	276%

Consolidated:

Oil and gas revenue.  In January 2016, we achieved initial production of oil and gas from the Heidelberg field in the U.S. Gulf of Mexico.  Oil and gas revenue for the three months ended June 30, 2016 was $3.2 million.  Our net revenue interest share of oil and gas volumes as well as price statistics for the three months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,
	2016	2015
Heidelberg field net production data and average realized prices
Oil volume (MBbl)	85.9	—
Average oil price	$35.85	$—
Total oil sales	$3,077	$—

Gas volume (MMcf)	13.6	—
Average natural gas price	$2.96	$—
Total natural gas sales	$40	$—

Natural gas liquids volume (MBbl)	3.0	—
Average natural gas liquids price	$18.90	$—
Total natural gas liquids sales	$56	$—

Total revenue	$3,173	$—

Operating costs and expenses.  Our operating costs and expenses consisted of the following during the three months ended June 30, 2016 and 2015:

Seismic and exploration.  Seismic and exploration costs decreased by $4.9 million during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The decrease was primarily attributed to the acquisition of $7.1 million of seismic data acquired on eastern U.S. Gulf of Mexico prospects, offshore Canada, and Gabon, and $1.3 million of seismic re-processing in the second quarter of 2015 as compared to a $3.0 million purchase of seismic data acquired for the U.S Gulf of Mexico in the second quarter of 2016 as well as a $0.5 million decrease in other exploration expenses primarily due to decreased inventory storage and refurbishing costs attributable to lower inventory levels in 2016 compared to 2015.

Dry hole expense and impairment.  Dry hole expense and impairment increased by $150.0 million during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The increase is reflected in the following table:

	Three Months Ended June 30,
	2016	2015	Increase (Decrease)
	($ in thousands)
Impairment of Unproved Leasehold:
Amortization of leasehold with carrying value under $1 million	$2,930	$2,579	$351
Goodfellow Leases	42,384	—	42,384
Impairment of Proved property:
Heidelberg	790	—	$790
Dry Hole Expense:
Anchor #1 exploration well	266	(406)	672
North Platte #2 appraisal well	(156)	4,401	(4,557)
Yucatan #2 exploration well	(153)	(56)	(97)
Shenandoah bypass core #3	—	520	(520)
Aegean #1 exploration well	46	7	39
Ligurian #2 exploration well	(287)	38	(325)
Ardennes exploration well	(5)	450	(455)
Goodfellow #1 exploration well and sidetrack	107,505	—	107,505
Walker Ridge 51 #4 Sidetrack #2	4,150	—	4,150
Other Impairments:
Obsolete inventory	22	—	22
	$157,492	$7,533	$149,959

Lease operating expense.  In January 2016, we achieved initial production of oil and gas from the Heidelberg field.  Our lease operating expense for the second quarter of 2016 was $1.7 million, or $18.71 per BOE, primarily attributable to fixed and variable costs of the Heidelberg field and associated transportation costs.

General and administrative.  General and administrative decreased $1.3 million from the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.  The decrease was primarily attributable to an $11.3 million reversal of expense related to forfeitures of unvested equity awards associated with our workforce reduction plan offset by an increase in payroll of $3.0 million related to severance costs.  The decrease was further offset by a $6.5 million reduction in recoveries from our partners due to less activity and $0.5 million in reduced office expenses.

Depreciation and amortization.  Depreciation and amortization increased $3.9 million from the three months ended June 30, 2016, as compared to the three months ended June 30, 2015 primarily due to the recording of depletion on our Heidelberg field of $3.7 million in the second quarter of 2016.

Other income (expense).  Other expense increased by $0.8 million during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The increase was primarily due to a gain on the sale of asset recorded in the second quarter of 2015 with no such activity in 2016 offset by decreased interest expense.  The decrease in interest expense was due to increased interest capitalization of $7.5 million due to project activity offset by increased amortization of debt discount of $1.6 million and the write off of $3.3 million in debt issuance costs associated with the Facility agreement.

Income tax expense/benefit.  No income tax benefit has been reflected since a full valuation allowance has been established against the deferred tax asset that would have been generated as a result of the operating results.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

	Six Months Ended June 30,
	2016	2015	Increase (Decrease)%
	($ in thousands)
Consolidated Operations:
Oil and gas revenue:
Oil sales	$4,688	$—	$4,688	N/A
Natural gas sales	65	—	65	N/A
Natural gas liquids sales	56	—	56	N/A
Total revenue	4,809	—	4,809	N/A
Operating costs and expenses:
Seismic and exploration	5,081	25,334	(20,253)	(80)%
Dry hole expense and impairment	153,515	27,430	126,085	460%
Lease operating expense	2,658	—	2,658	N/A
General and administrative	38,311	38,167	144	0%
Accretion expense	204	—	204	N/A
Depreciation and amortization	7,459	779	6,680	858%
Total operating costs and expenses	207,228	91,710	115,518	126%
Operating income (loss)	(202,419)	(91,710)	(110,709)	121%
Other income (expense):
Gain on the sale of assets	—	2,625	(2,625)	(100)%
Interest income	2,791	3,111	(320)	(10)%
Interest expense	(31,616)	(37,861)	6,245	(16)%
Total other income (expense)	(28,825)	(32,125)	3,300	(10)%
Net income (loss) from continuing operations before income tax	(231,244)	(123,835)	(107,409)	87%
Income tax expense (benefit)	—	—	—	—
Net income (loss) continuing operations	$(231,244)	$(123,835)	$(107,409)	87%

Consolidated:

Oil and gas revenue.  In January 2016, we achieved initial production of oil and gas from the Heidelberg field in the U.S. Gulf of Mexico.  Oil and gas revenue for the six months ended June 30, 2016 was $4.8 million.  Our net revenue interest share of oil and gas volumes as well as price statistics for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,
	2016	2015
Heidelberg field net production data and average realized prices
Oil volume (MBbl)	141.5	—
Average oil price	$33.14	$—
Total oil sales	$4,688	$—

Gas volume (MMcf)	26.7	—
Average natural gas price	$2.43	$—
Total natural gas sales	$65	$—

Natural gas liquids volume (MBbl)	3.0	—
Average natural gas liquids price	$18.90	$—
Total natural gas liquids sales	$56	$—

Total revenue	$4,809	$—

Operating costs and expenses.  Our operating costs and expenses consisted of the following during the six months ended June 30, 2016 and 2015:

Seismic and exploration.  Seismic and exploration costs decreased by $20.3 million during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. The decrease was primarily attributed to the acquisition of $11.6 million of seismic data acquired on eastern U.S. Gulf of Mexico prospects, offshore Canada, and Gabon, and $7.5 million of seismic re-processing and other geological charges in the 2015 as well as a $1.2 million decrease in other exploration expenses primarily due to decreased inventory storage and refurbishing costs attributable to lower inventory levels in 2016 compared to 2015.

Dry hole expense and impairment.  Dry hole expense and impairment increased by $126.1 million during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. The increase is reflected in the following table:

	Six Months Ended June 30,
	2016	2015	Increase (Decrease)
	($ in thousands)
Impairment of Unproved Leasehold:
Amortization of leasehold with carrying value under $1 million	$5,101	$5,176	$(75)
U.S. Gulf of Mexico leasehold	2,061	—	2,061
Goodfellow Leases	42,384	—	42,384
Impairment of Proved property:
Heidelberg	(7,672)	—	(7,672)
Dry Hole Expense:
Aegean #1 exploration well	(476)	(12)	(464)
Anchor #1 exploration well	224	155	69
Fire Fox #1 exploration well	(137)	—	(137)
North Platte #2 appraisal well	(160)	21,306	(21,466)
Shenandoah VSP	—	247	(247)
Shenandoah By Pass Core #3	—	148	(148)
Yucatan #2 exploration well	(138)	(197)	59
Ligurian #2 exploration well	145	37	108
Ardennes exploration well	505	450	55
Goodfellow #1 exploration well and sidetrack	107,505	—	107,505
Walker Ridge 51 #4 Sidetrack #2	4,150	—	4,150
Other Impairments:
Obsolete inventory	23	120	(97)
	$153,515	$27,430	$126,085

(1)	Amount reflects the reduction of impairment charges related to the Heidelberg field totaling approximately $8.5 million related to the prior year.

Lease operating expense.  In January 2016, we achieved initial production of oil and gas from the Heidelberg field.  Our lease operating expense for the second quarter of 2016 was $2.7 million, or $17.86 per BOE, primarily attributable to fixed and variable costs of the Heidelberg field and associated transportation costs.

General and administrative.  General and administrative increased $0.1 million from the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.  The increase was primarily attributable to an increase in severance costs of $6.1 million and a $2.8 million increase in consulting fees offset by a $7.1 reduction in partner recoveries due to less activity and a decrease in staff and other office costs of $1.7 million.

Depletion, depreciation and amortization.  Depletion, depreciation and amortization increased $6.7 million from the six months ended June 30, 2016, as compared to the six months ended June 30, 2015 primarily due to the recording of depletion on our Heidelberg field of $6.6 million in the first six months of 2016.

Other income (expense).  Other expense decreased by $3.3 million during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. The decrease was primarily due to decreased interest expense offset by a gain on the sale of asset recorded in the second quarter of 2015 with no such activity in 2016.  The decrease in interest expense was due to increased interest capitalization of $15.5 million due to project activity offset by increased amortization of debt discount of $4.5 million and the write off of $3.3 million in debt issuance costs associated with the Facility agreement.

Income tax expense/benefit.  No income tax benefit has been reflected since a full valuation allowance has been established against the deferred tax asset that would have been generated as a result of the operating results.

Cash Flows

	Six Months Ended June 30,
	2016	2015
	($ in thousands)
Net cash provided by (used in):
Operating Activities	$1,592	$(122,272)
Investing Activities	278,380	210,731
Financing Activities	—	(4,025)

Operating activities.  Net cash of $1.6 million provided by and $122.3 million used in operating activities during the six months ended June 30, 2016 and 2015, respectively, were primarily related to cash payments for general and administrative expenses and seismic and exploration expenses incurred in the U.S. Gulf of Mexico made in the first half of 2015 and a favorable working capital change in the first half of 2016.

Investing activities.  Net cash provided by investing activities for the six months ended June 30, 2016 was $269.5 million compared to net cash provided by investing activities of $210.7 million for the six months ended June 30, 2015. The net cash used in investing activities for the six months ended June 30, 2016 was primarily related to net maturities in investment securities offset by expenditures related to drilling of exploration wells.

Financing activities.  We had no material financing activities during the six months ended June 30, 2016.  For the six months ended June 30, 2015, net cash used in financing activities of $4.0 million was related to debt issuance costs associated with the Facility Agreement entered into on May 29, 2015.

Liquidity and Capital Resources

As of June 30, 2016, we had approximately $833.8 million in cash, which includes cash and cash equivalents, investments, restricted cash, and the $250 million we received from Sonangol pursuant to the Purchase and Sale Agreement, which is classified as restricted cash. This amount of $833.8 million excludes $43.5 million in cash and restricted cash held within assets held for sale as of June 30, 2016. We expect to expend approximately $500 to $550 million for our U.S. Gulf of Mexico capital expenditures in 2016, which excludes general and administrative and interest expense.  We expect that our total cash outlays will be between $650 to $700 million for continuing operations in the U.S. Gulf of Mexico in 2016, of which $290.3 million has been spent as of June 30, 2016.  In addition, we expect to spend approximately $138 million on a net basis for operations on Blocks 20 and 21 Angola in 2016, of which $118.6 million has been spent as of June 30, 2016. If we are unable to raise additional sources of capital, we expect our cash position at December 31, 2016 will be between $350 to $400 million, subject to additional working capital adjustments.  This assumes that the Angola Transaction does not close and we repay the $250 million initial payment we received from Sonangol, plus the $26 million of cash calls and the letter of credit on Block 9, net of approximately $158.6 million in receivables currently owed by Sonangol to us.

Although we commenced initial production from our Heidelberg project in January 2016, our capital and operating expenditures will vastly exceed the revenue we expect to receive from our oil and gas operations for the foreseeable future. Until substantial production is achieved, our primary sources of liquidity are expected to be cash on hand, the proceeds from the sale of our Angola assets, if any, proceeds from any future equity and debt financings, and asset monetizations.

We expect to incur substantial expenditures and generate significant operating losses as we:

•

progress our North Platte, Shenandoah and Anchor discoveries toward project sanction; all of which are subject to, or will soon be subject to, the requirement that we conduct continuous operations on such leases;

•	continue development drilling activities on the Heidelberg field with the aim to increase its oil and gas production over time;
•	selectively conduct exploration drilling on our current U.S. Gulf of Mexico acreage; and
•	incur expenses related to operating as a public company and compliance with regulatory requirements.

Our future financial condition and liquidity will be impacted by, among other factors, the timing or occurrence of the sale of our Angola assets, if any, our ability to sell additional assets, our ability to obtain financing or refinance existing indebtedness, the production rates achieved from our Heidelberg project, oil and gas prices, the number of commercially viable hydrocarbon discoveries made and the quantities of hydrocarbons discovered, the speed and cost with which we can bring such discoveries to production, whether and to what extent we invest in additional oil leases and concessional licenses, and the actual cost of exploration, appraisal and development of our prospects.

In order to develop our U.S. Gulf of Mexico discoveries into producing oil and gas properties, we will need to raise substantial additional capital, which may include equity and debt financings and sales of additional assets.  Such additional funding may not be available to us on acceptable terms or at all.  In addition, the terms of any financing may adversely affect the holdings or the rights of our existing stockholders. For example, if we raise additional funds by issuing additional equity securities, further dilution to our existing stockholders will result.  If we are unable to sell our Angola assets on acceptable terms, or at all, our funding needs will become more acute.  If we are unable to raise substantial additional funding on a timely basis or on acceptable terms, we may be required to significantly curtail our exploration, appraisal and development activities.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes in the information provided under Part I, Item 3. “Legal Proceedings” in our 2015 Annual Report on Form 10-K for the year ended December 31, 2015, other than the following:

On May 6, 2016, Gaines, a purported stockholder, filed a derivative action in the 295th District Court in Harris County, Texas against us, as a nominal defendant, certain of our current and former officers and directors, and certain investment firms and funds.  The lawsuit alleges that current and former officers and directors breached their fiduciary duties by making, and permitting us to make, alleged misrepresentations about two of our exploration wells offshore Angola; that certain officers received performance-based compensation in excess of what they were entitled; and that the investment firms and funds owed a fiduciary duty to us as controlling stockholders and breached that duty by engaging in insider trading.  The lawsuit further alleges that demand was wrongfully refused.  The plaintiff asserts claims for breach of fiduciary duty and unjust enrichment and seeks damages in an unspecified amount, disgorgement of profits, appropriate equitable relief, and an award of attorney fees and other costs and expenses.  The Company filed its answer and special exceptions challenging the plaintiff’s standing to bring such claims against the Company on July 8, 2016.  The matter remains ongoing.

On May 13, 2016, we filed suit against XL Specialty Insurance Company (“XL”) in Harris County District Court in Houston, Texas. We assert XL improperly denied coverage for insurance claims made on July 30, 2012 and other claims subsequently submitted to them in connection with our defending against the St. Lucie lawsuit, the Ogden derivative action, and other investigations and actions. We allege breach of contract and seek a declaratory judgment that XL is obligated to pay any additional loss suffered by us due to the circumstances, investigation, and claims described in the suit. Discovery is ongoing in the case and trial is set for June 2017.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, other than the following:

If the Angola Transaction does not close or we are unable to sell our Angola assets on acceptable terms to another third party, our liquidity will be materially adversely impacted.

In August 2015, we executed the Purchase and Sale Agreement with Sonangol for the sale of our working interests in Blocks 20 and 21 offshore Angola in connection with the Angola Transaction. On July 26, 2016, our Chief Executive Officer met with Sonangol’s Chairwoman of the Board of Directors Isabel dos Santos and members of her executive team in Luanda, Angola to discuss the status of the Angolan Transaction.  At this meeting, it was jointly agreed with Sonangol that we would market our working interests in Blocks 20 and 21 for sale by us to a third party other than Sonangol.  On August 1, 2016, we received a letter from Chairwoman Isabel dos Santos confirming Sonangol’s support of such marketing and sale process.  We therefore believe that it is unlikely that the Angola Transaction will close pursuant to the terms of the Purchase and Sale Agreement and believe that it is likely that the Purchase and Sale Agreement will automatically terminate on August 22, 2016.  In such a case, the Purchase and Sale Agreement provides that the parties are to be restituted in order to put them in their original positions as if no agreement had been executed. We plan to work with Sonangol to understand and agree on the financial and operational implications of this provision, including with respect to development schedules and other timelines.  There can be no assurance that we will be able to do so and such failure could materially adversely affect the value of our licenses and our ability to sell them. The inability to close the Angola Transaction or sell our Angola assets to another third party on acceptable terms, or at all, or the repayment of the initial payment of $250 million to Sonangol, would each have a material adverse impact on our liquidity position.

As previously disclosed, on February 13, 2009, the Company entered into a restated overriding royalty agreement (the “Royalty Agreement”) with Whitton Petroleum Services Limited (“Whitton”). Pursuant to the terms of the Royalty Agreement, in consideration for Whitton’s consulting services in connection with Blocks 9, 20 and 21 offshore Angola and the Company’s business and operations in Angola, Whitton is to receive quarterly payments (measured in U.S. Dollars) equal to 2.5% of the market price of the Company’s share of the crude oil produced in such quarter and not used in petroleum operations, less the cost recovery crude oil, assuming the applicable government contract is a production sharing agreement. If the applicable government contract is a risk services agreement and not a production sharing agreement (which is the case with respect to Blocks 9 and 21), pursuant to the Royalty Agreement, the Company and Whitton will likely need to agree upon an economic model containing terms equivalent to those in such risk services agreement and using actual production and costs. Should the Company assign all of its interest in such Blocks to a third party, Whitton may, depending on the option the Company elects, have the right to receive the market value of its rights and obligations under the Royalty Agreement, based upon the amount in cash a willing transferee of such rights and obligations would pay a willing transferor in an arm’s length transaction. Given potential issues regarding how such market value of Whitton’s rights and obligations under the Royalty Agreement could be calculated, the amount of any such payment that could be owed to Whitton upon consummation of any sale of the Company’s working interests in Block 20 and 21 is uncertain, but may be significant.

In July 2016, the Bureau of Ocean Energy Management (“BOEM”) announced updated financial assurance and risk management requirements of offshore leases, which may increase our cost of operations or have a material adverse effect on our liquidity and impair our ability to operate in the U.S. Gulf of Mexico.

On July 14, 2016, the BOEM announced updated financial assurance and risk management requirements for offshore leases.  The Notice to Lessees No. 2016-N01 (“NTL”) details procedures to determine a lessee’s ability to carry out its lease obligations – primarily the decommissioning of Outer Continental Shelf (OCS) facilities – and whether to require lessees to furnish additional financial assurance.  The NTL provides updated criteria for determining a lessee’s ability to self-insure its OCS liabilities based upon the lessee’s financial capacity and financial strength.  It also provides new methods and additional flexibility for lessees to meet their additional financial security requirements through a tailored plan.  The BOEM has stated that it will focus first on those properties for which there is only one leaseholder responsible for decommissioning.  Those leaseholders will have 60 days from the date of an order requiring additional financial security to comply.  For all other holdings, leaseholders will have 120 days from the date they receive an order to provide additional security, if required.  Alternatively, lessees can provide a tailored financial plan to BOEM, which will permit the use of forms of financial security other than surety bonds and pledges of treasury securities and allow companies to phase in funding of the additional security.  We are continuing to review the NTL and guidance provided by the BOEM to assess its impact on our operations in the U.S. Gulf of Mexico, although it is possible we may receive an order from BOEM in the future to post additional financial security, which may not be available on acceptable terms, or at all.  The NTL and any BOEM order to post additional financial security may increase our cost of operations or have a material adverse effect on our liquidity and impair our ability to operate in the U.S. Gulf of Mexico.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 26, 2016, we withheld an aggregate amount of 53,003 shares of our common stock, at a price of $2.60 per share, to satisfy minimum tax withholding obligations of certain of our former employees in connection with the lapse of restrictions on restricted stock.

On June 30, 2016, we withheld an aggregate amount of 46,247 shares of our common stock, at a price of $1.37 per share, to satisfy minimum tax withholding obligations of an employee in connection with the lapse of restrictions on restricted stock.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Adoption of the Executive Severance and Change in Control Benefit Plan

Effective as of July 28, 2016 (the “Effective Date”), the Board of Directors (the “Committee”) of Cobalt International Energy, Inc. (the “Company”) adopted and approved the Cobalt International Energy, Inc. Executive Severance and Change in Control Benefit Plan (the “Plan”).  The Plan provides benefits to eligible executives of the Company designated by the Committee (including certain of the named executive officers, including the Company’s Chief Financial Officer) in the event of a termination of employment under certain circumstances.  Unless and until the Compensation Committee of the Board of Directors approves otherwise, Timothy J. Cutt, the Company’s Chief Executive Officer, James W. Farnsworth, the Company’s Chief Exploration Officer and Executive Vice President, and James H. Painter, the Company’s Executive Vice

President and Interim Chief Operating Officer, will not be eligible to participate in the Plan or otherwise receive any payments, benefits or other consideration under the Plan.  The following is a brief description of the Plan.  The description does not purport to be complete and is qualified in its entirety by reference to the full text of the Plan, which is attached hereto as Exhibit 10.1 and incorporated herein by reference.

Upon a “qualifying termination” (as defined in the Plan), Plan participants who are named executive officers will be eligible to receive the following benefits:

•	a lump sum cash payment equal to 1.5 (or 1.0 in the event of a qualifying termination more than three years after the Effective Date) times the participant’s annualized base salary then in effect;
•	a pro-rated bonus for the year of termination based on the Company’s actual performance;
•

an additional lump sum cash payment equal to $36,000 (or $24,000 in the event of a qualifying termination more than three years after the Effective Date) for continued medical benefit coverage premiums;

•	a lump sum payment of any unpaid performance bonus earned in the prior calendar year; and
•

accelerated vesting of the service condition with respect to equity awards held by the participant scheduled to become vested during the 18 months (or 12 months in the event of a qualifying termination more than three years after the Effective Date) following the participant’s qualifying termination (but the vesting of all performance-based equity awards will remain subject to the performance conditions set forth in the applicable award agreement).

If a Plan participant who is a named executive officer experiences a qualifying termination within two years following a “change in control” (as defined in the Company’s 2015 Long Term Incentive Plan), then the participant will be eligible to receive the following benefits:

•	a lump sum cash payment equal to 2.0 times the participant’s annualized base salary then in effect;
•	a pro-rated bonus for the year of termination based on the Company’s actual performance;
•	an additional lump sum cash payment equal to $48,000 for continued medical benefit coverage premiums;
•	a lump sum payment of any unpaid performance bonus earned in the prior calendar year; and
•

accelerated vesting of the service condition with respect to all outstanding equity awards held by the participant (but the vesting of all performance-based equity awards will remain subject to the performance conditions set forth in the applicable award agreement).

In addition, if a Plan participant’s employment with the Company terminates due to the participant’s death or disability, then the participant will be eligible to receive the following benefits:

•	a pro-rated bonus for the year of termination based on the Company’s actual performance; and
•

accelerated vesting of the service condition with respect to all equity awards held by the participant (but the vesting of all performance-based equity awards will remain subject to the performance conditions set forth in the applicable award agreement).

In order to receive severance benefits under the Plan, participants must execute (and not revoke) a release of claims in favor of the Company and its affiliates and comply with certain restrictive covenants, including a one-year post-employment restriction against solicitation of Company employees and customers and a perpetual restriction against disclosure of confidential information and against disparagement of the Company and any of its officers, partners and stockholders.

The Plan does not provide for a gross-up payment to any eligible executive to offset any excise taxes that may be imposed on excess parachute payments under Section 4999 of the Internal Revenue Code or any similar federal, state, or local tax that may be imposed.  If the severance benefits under the Plan would trigger such an excise tax for a participant, the Plan provides that the participant’s severance benefits will be reduced to a level at which the excise tax is not triggered, unless the participant would receive a greater amount without such reduction after taking into account the excise tax and other applicable taxes.

Appointment of Rod Skaufel as President, Operations

Effective August 16, 2016, Rod Skaufel will be appointed President, Operations of the Company.  Mr. Skaufel has had more than 30 years of experience in the oil and gas industry and brings deep technical capability and strategic focus. Mr. Skaufel most recently served as Head of Strategic Planning, Corporation for BHP Billiton and was the head of strategic planning, value management and the investment office.  Mr. Skaufel joined BHP Billiton in 2007 and, prior to his promotion to his most recent position, served as President, North America Shale from 2013 to 2015.  Prior to that, in 2012 he held the title of President, Conventional Business.  He also led BHP Billiton’s engineering function and Central Engineering organization comprised of subject matter expert in deepwater floating systems including subsea, subsurface, and umbilical.  Mr. Skaufel joined BHP Billiton from ExxonMobil where he served as Technical Operations Manager – Chad-Cameroon from 2003 to 2007 and Planning Advisor from 2000 to 2003. Mr. Skaufel began his career in 1985 with Mobil Oil Corporation and held progressively more senior roles until he joined ExxonMobil. Mr. Skaufel holds a Bachelor of Science in Petroleum Engineering from the Colorado School of Mines.

In connection with Mr. Skaufel’s appointment as President, Operations, Mr. Skaufel will be paid an annual base salary of $625,000 and will receive initial equity awards of (i) 156,250 service-vesting restricted shares of the Company’s common stock (the “Service-vesting Award”) under the Company’s Long Term Incentive Plan and (ii) 156,250 performance- and service-vesting restricted share units (the “Performance-vesting Award”) under the Company’s 2015 Long Term Incentive Plan. The Service-vesting Award will vest in three equal installments on each of the first three anniversaries of the grant date, subject to Mr. Skaufel’s continued employment with the Company on each such date (the “Service Condition”). The Performance-vesting Award will vest in three equal installments on each of the first three anniversaries of the grant date only if on the applicable anniversary date, the Service Condition has been met and the Company’s performance equals at least 90% of the performance of the Russell Energy MidCap Index for the preceding year. In addition, for each year of Mr. Skaufel’s employment with the Company, Mr. Skaufel will be eligible to receive a discretionary annual bonus with a target value of 75% of his base salary, which will be prorated for 2016, and a discretionary annual incentive plan award of up to 150% of his base salary.

This appointment is part of a restructuring of the senior leadership team, as a result of which the position of Chief Operating Officer has been eliminated. James H. Painter, who currently serves as interim Chief Operating Officer, will continue to serve as the Company’s Executive Vice President following Mr. Skaufel’s appointment and work with Mr. Skaufel on operations and development.

In addition, on July 28, 2016, the Board of Directors of the Company appointed William P. Utt as Non-Executive Chairman of the Board of Directors of the Company and James W. Farnsworth as President, Exploration.

Item 6.	Exhibits

Exhibit Number	Description of Document
10.1†*	Cobalt International Energy, Inc. Executive Severance and Change in Control Benefit Plan
10.2†*	Form of Participation Agreement under the Company’s Executive Severance and Change in Control Benefit Plan
10.3†*	Form of Performance Stock Unit Award Agreement under the Company’s 2015 Long Term Incentive Plan
10.4†*	Offer Letter from Cobalt International Energy, Inc. to Rod Skaufel, dated July 29, 2016
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a‑ 14(a)/15d‑14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a‑ 14(a)/15d‑14(a) of the Securities Exchange Act of 1934
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Cobalt International Energy, Inc.

By:	/s/ Timothy j. Cutt
	Name:	Timothy J. Cutt
	Title:	Chief Executive Officer

By:	/s/ David D. Powell
	Name:	David D. Powell
	Title:	Executive Vice President and Chief Financial Officer

Dated: August 2, 2016

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1†*	Cobalt International Energy, Inc. Executive Severance and Change in Control Benefit Plan
10.2†*	Form of Participation Agreement under the Company’s Executive Severance and Change in Control Benefit Plan
10.3†*	Form of Performance Stock Unit Award Agreement under the Company’s 2015 Long Term Incentive Plan
10.4†*	Offer Letter from Cobalt International Energy, Inc. to Rod Skaufel, dated July 29, 2016

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a‑ 14(a)/15d‑14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a‑ 14(a)/15d‑14(a) of the Securities Exchange Act of 1934
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.