Form 10-Q
period 2016-09-30
Cobalt International Energy, Inc.
filed 2016-11-04
CIK 1471261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Number of shares of the registrant’s common stock outstanding at September 30, 2016: 417,333,252 shares.

Cautionary Note Regarding Forward–Looking Statements

This Form 10–Q contains forward–looking statements within the meaning of the federal securities laws including, but not limited to, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act (each a “forward–looking statement”).  We have based our forward–looking statements on our current expectations and estimates of future events and trends, which affect or may affect our businesses and operations. Although we believe that these forward–looking statements are based upon reasonable assumptions, they are subject to several risks and uncertainties and are made in light of information currently available to us. Many important factors, in addition to the risk factors identified in the “Risk Factors” section included in Item 1A of our Annual Report on Form 10–K for the year ended December 31, 2015, may adversely affect our results as indicated in forward–looking statements. You should read this Form 10–Q and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect.

Our forward–looking statements may be influenced by the following factors, among others:

•	our ability to sell our interests in Block 20 and 21 offshore Angola or additional assets on acceptable terms;

•	the financial and operational implications of the termination of the purchase and sale agreement with Sonangol;

•	our liquidity and ability to finance our exploration, appraisal, development, and acquisition activities;

•	our ability to evaluate and execute upon potential strategic alternatives and initiatives to improve liquidity;

•	the availability and cost of financing, and refinancing, our indebtedness;

•	our ability to meet our obligations under the agreements governing our current or any future indebtedness;

•	volatility and extended depression of oil and natural gas prices;

•	our ability to successfully and efficiently execute our project appraisal, development and exploration activities;

•	projected and targeted capital expenditures and other costs and commitments;

•	lack or delay of partner, government and regulatory approvals related to our business or required pursuant to agreements to which we are party;

•	changes in environmental, safety and health laws and regulations or the implementation or interpretation of those laws and regulations;

•	current and future government regulation of the oil and natural gas industry and our operations;

•	oil and natural gas production rates on our properties that are currently producing oil and natural gas;

•	uncertainties inherent in making estimates of our oil and natural gas data;

•	our and our partners’ ability to obtain permits to drill and develop our properties in the U.S. Gulf of Mexico;

•	termination of or intervention in concessions, licenses, permits, rights or authorizations granted to us by the United States, Angolan and Gabonese governments;

•	our dependence on our key management personnel and our ability to attract and retain qualified personnel;

•	the ability of the containment resources we have under contract to perform as designed or contain or cap any oil spill, blow–out or uncontrolled flow of hydrocarbons;

•	the availability and cost of developing appropriate oil and natural gas transportation and infrastructure;

•	military operations, civil unrest, disease, piracy, terrorist acts, wars or embargoes;

•	our vulnerability to severe weather events, especially tropical storms and hurricanes in the U.S. Gulf of Mexico;

•	the cost and availability of adequate insurance coverage;

•	the results or outcome of any legal proceedings or investigations to which we may be subject; and

•	our ability to meet our obligations under our material agreements, including the agreements governing our indebtedness.

The words “anticipate,” “believe,” “may,” “will,” “aim,” “estimate,” “continue,” “intend,” “could,” “expect,” “plan” and other similar expressions, and the negative thereof, are intended to identify forward–looking statements. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward–looking” information.  These forward-looking statements speak only as of the date they were made and, except to the extent required by law, we undertake no obligation to update or to review any estimate and/or forward–looking statement because of new information, future events or other factors. All of our forward–looking information involve risks and uncertainties that could cause actual results to differ materially from the results expected.  Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in the “Risk Factors” section included in Item 1A of our Annual Report on Form 10–K for the year ended December 31, 2015.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

COBALT INTERNATIONAL ENERGY, INC.

Cobalt International Energy, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except number of shares)

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$277,462	$71,593
Restricted funds	252,200	252,950
Joint interest and other receivables	43,691	54,709
Other current assets	38,841	69,994
Investments	144,127	885,994
Assets held for sale	1,865,667	1,811,051
Total current assets	2,621,988	3,146,291

Oil and natural gas properties, net of accumulated depletion of $13,242 and $0 as of September 30, 2016 and December 31, 2015, respectively	1,053,666	893,734
Other property, net of accumulated depreciation and amortization of $8,046 and $6,647, as of September 30, 2016 and December, 31, 2015, respectively	4,282	2,202
Other assets	9,537	18,992
Total assets	$3,689,473	$4,061,219

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other accounts payable	$86,698	$856
Accrued liabilities	115,810	126,323
Accrued contract amendment costs	50,908	—
Deferred Angola sales proceeds	250,000	250,000
Liabilities related to assets held for sale	141,563	250,839
Total current liabilities	644,979	628,018

Long-term debt	2,055,342	1,981,895
Asset retirement obligations	3,473	3,167
Other long-term liabilities	1,843	2,002

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value per share; 2,000,000,000 shares authorized, 410,322,271 and 408,740,182 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	4,103	4,088
Additional paid-in capital	4,172,150	4,164,097
Accumulated deficit	(3,192,417)	(2,722,048)
Total stockholders’ equity	983,836	1,446,137
Total liabilities and stockholders’ equity	$3,689,473	$4,061,219

See accompanying notes to unaudited condensed consolidated financial statements.

Cobalt International Energy, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Oil, natural gas and natural gas liquids revenues	$4,228	$—	$9,037	$—

Operating costs and expenses:
Seismic and exploration costs	19,641	10,392	24,722	35,726
Dry hole costs and impairments	48,667	10,880	202,182	38,310
Loss on amendment of contract	95,908	—	95,908	—
Lease operating expenses	2,372	—	5,031	—
General and administrative expenses	30,004	14,848	68,315	53,015
Accretion expense	102	—	306	—
Depreciation, depletion and amortization	7,182	346	14,642	1,125
Total operating costs and expenses	203,876	36,466	411,106	128,176

Operating loss	(199,648)	(36,466)	(402,069)	(128,176)

Other (expense) income, net:
Gain on sale of assets	—	7	—	2,632
Interest income	990	1,475	3,781	4,588
Interest expense	(15,033)	(14,703)	(46,650)	(52,565)
Total other expense, net	(14,043)	(13,221)	(42,869)	(45,345)

Loss from continuing operations	(213,691)	(49,687)	(444,938)	(173,521)

Loss from discontinued operations	(4,514)	(9,477)	(25,431)	(34,051)

Net loss	$(218,205)	$(59,164)	$(470,369)	$(207,572)

Basic and diluted earnings per share:
Loss from continuing operations	$(0.52)	$(0.12)	$(1.09)	$(0.42)
Loss from discontinued operations	$(0.01)	$(0.02)	$(0.06)	$(0.08)
Net loss	$(0.53)	$(0.14)	$(1.15)	$(0.50)

Weighted average common shares outstanding (basic
and diluted)	410,245	408,545	409,810	408,525

See accompanying notes to unaudited condensed consolidated financial statements.

Cobalt International Energy, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2015	$4,088	$4,164,097	$(2,722,048)	$1,446,137
Equity based compensation	—	8,068	—	8,068
Common stock issued for restricted stock and stock options	15	(15)	—	—
Net loss	—	—	(470,369)	(470,369)
Balance, September 30, 2016	$4,103	$4,172,150	$(3,192,417)	$983,836

See accompanying notes to unaudited condensed consolidated financial statements.

Cobalt International Energy, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(470,369)	$(207,572)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Dry hole costs and impairments	202,182	38,310
Equity based compensation	11,052	19,695
Accretion expense	306	—
Depreciation, depletion and amortization	14,642	1,125
Gain on the sale of assets	—	(2,632)
Amortization of premium (accretion of discount) on investments	497	11,984
Amortization of debt discount and debt issuance costs	77,041	66,977
Loss from discontinued operations	25,431	34,051
Changes in operating assets and liabilities:
Joint interest and other receivables	11,018	(77,217)
Other current assets	31,153	(34,449)
Trade and other accounts payable	29,543	(70)
Accrued liabilities	15,499	(55,666)
Accrued contract amendment costs	50,908	—
Other	14,749	(11,994)
Net cash flows provided by (used in) operating activities from continuing operations	13,652	(217,458)
Net cash flows used in operating activities from discontinued operations	(88,484)	(11,685)
Net cash flows used in operating activities	(74,832)	(229,143)

Cash flows from investing activities
Additions to oil and natural gas properties	(348,053)	(223,350)
Capital expenditures for other property and equipment	(3,480)	(188)
Change in restricted funds	750	(48,999)
Proceeds from maturity of investment securities	1,463,268	1,396,756
Purchase of investment securities	(639,556)	(742,666)
Net cash flows provided by investing activities from continuing operations	472,929	381,553
Net cash flows used in investing activities from discontinued operations	(192,228)	(294,642)
Net cash flows provided by investing activities	280,701	86,911

Cash flows from financing activities — payment of debt issuance costs	—	(4,025)

Increase (decrease) in cash and cash equivalents	205,869	(146,257)
Cash and cash equivalents — beginning of year	71,593	246,704
Cash and cash equivalents — end of period	$277,462	$100,447

See accompanying notes to unaudited condensed consolidated financial statements.

Cobalt International Energy, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Cobalt International Energy, Inc., together with its wholly–owned subsidiaries (“we,” “our” or “us”) is an independent exploration and production company with operations currently focused in the deepwater U.S. Gulf of Mexico.  We also have a non–operated interest in the Diaba Block offshore Gabon in West Africa.

Sustained low prices for oil, natural gas and natural gas liquids could reduce our access to the capital markets, which could have a material adverse effect on our liquidity. A further or extended decline in prices could also adversely have a significant impact on the value and quantities of our reserves, assuming no other changes in our development plans.  In response to continued depressed prices, we have taken steps going forward to continue to preserve our liquidity and financial flexibility.  These steps include (i) marketing and monetizing our Angolan assets; (ii) continuing cost cutting efforts for long–term rig and support services; (iii) focusing on aligning our debt instruments and maturities with upcoming development investments in the Gulf of Mexico; (iv) evaluating potential Gulf of Mexico asset farm down scenarios as a contingency for the Angola sale process; (v) concentrating investments on the highest value opportunities in order to facilitate development as soon as appraisal is complete; (vi) planning for production ramp up by 2021; and (vii) engaging financial and legal advisors to assist us in analyzing and evaluating potential strategic alternatives and initiatives to improve liquidity.

In August 2015, Cobalt International Energy Angola Ltd.(“Cobalt Angola”), a wholly–owned subsidiary, executed a purchase and sale agreement (the “Agreement”) with Sociedade Nacional de Combustíveis de Angola—Empresa Pública (“Sonangol”) for the sale by us to Sonangol of the entire issued and outstanding share capital of Cobalt Angola’s indirect wholly–owned subsidiaries CIE Angola Block 20 Ltd. and CIE Angola Block 21 Ltd., which respectively hold our 40% working interest in each of Block 20 and Block 21 offshore Angola.  The requisite Angolan government approvals were not received within one year from the execution date and the Agreement was terminated in August 2016.  We are working with Sonangol to understand and agree on the financial and operational implications of the termination of the Agreement.

We are currently marketing our Angolan assets and have continued to classify our unaudited condensed consolidated financial statements for all periods presented to reflect the operations of our working interests in Blocks 20 and 21 offshore Angola as discontinued operations (see Note 7).  Historically, our Angolan subsidiaries constituted a significant portion of our West Africa segment. Our operations in Gabon, which are deemed immaterial, have now been combined with our United States segment and we now operate in one reportable segment.

Basis of Presentation

Our unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  We believe that the presentations and disclosures herein are adequate to make the information not misleading.  The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) for a fair presentation of the interim periods.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in Item 8 of our Annual Report on Form 10–K for the year ended December 31, 2015.  Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.

All intercompany accounts and transactions have been eliminated in consolidation.  In the Notes to Unaudited Condensed Consolidated Financial Statements, all dollar and share amounts in tabulations are in thousands of dollars and shares, respectively, unless otherwise indicated.

Correction of Immaterial Errors

Our unaudited condensed consolidated financial statements for the nine months ended September 30, 2016 include an $8.5 million reduction to an impairment charge recorded in 2015. This amount was not deemed material with respect to such prior year or the anticipated results and the trend of earnings for 2016.

Cobalt International Energy, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Recently Issued Accounting Standards

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014–15, Presentation of Financial Statements – Going Concern.  This ASU amends the accounting guidance for the presentation and disclosure of uncertainties about an entity’s ability to continue as a going concern.  It requires management to evaluate and disclose whether there is substantial doubt about its ability to continue as a going concern.  Management should consider relevant conditions or events that are known or reasonably known on the date the financial statements are issued.  The provisions of ASU 2014–15 are applicable to the annual reporting period ending after December 15, 2016 and for annual periods and interim periods thereafter.  We have not yet fully determined or quantified the effect ASU 2014–15 will have on our unaudited condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015–03, Interest—Imputation of Interest.  This ASU changes the presentation of debt issuance costs in financial statements.  Under ASU 2015–03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset.  We adopted ASU 2015–03 on March 31, 2016, which required that we apply the guidance on a retrospective basis, wherein our unaudited condensed consolidated balance sheets for all periods presented were adjusted to reflect the effects of applying the guidance.  Accordingly, as of December 31, 2015, we reclassified $32.9 million of unamortized debt issuance costs previously reported in “Other assets” to “Long–term debt, net” on our unaudited condensed consolidated balance sheet.

In February 2016, the FASB issued ASU No. 2016-02, Leases.  Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current accounting guidance, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily depends on its classification as a finance or operating lease.  However, unlike current accounting guidance, which requires only capital leases to be recognized on the balance sheet, ASU 2016–02 will require both types of leases to be recognized on the balance sheet.  ASU 2016-02 will also require disclosures to help investors and other financial statement users to better understand the amount, timing and uncertainty of cash flows arising from leases.  Although ASU 2016–02 does not apply to leases for oil and natural gas properties, it does apply to equipment used to explore and develop oil and natural gas resources.  ASU 2016–02 is effective for annual and interim periods beginning after December 15, 2018 and is to be applied using the modified retrospective approach.  We have not yet fully determined the effect that adopting ASU 2016-02 will have on our unaudited condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Subtopic 718).  This ASU simplifies several aspects of the accounting for employee share–based payment transactions, including the accounting for income taxes, forfeitures and statutory withholding requirements, as well as classification in the statement of cash flows.  The provision of ASU 2016–09 are applicable to annual reporting periods beginning after December 15, 2016 and interim period within those annual periods.  Early adoption is permitted for financial statements that have not yet been previously issued.  We have not yet fully determined or quantified the effect ASU 2016–09 will have on our unaudited condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016–13, Financial Instruments – Credit Losses, which requires the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts.  The main objective of ASU 2016–13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The provisions of ASU 2016–13 are effective for annual and interim periods beginning after December 15, 2019.  Early adoption is permitted for annual and interim periods beginning after December 15, 2018.  We have not yet fully determined the effect that adopting ASU 2016–13 will have on our unaudited condensed consolidated financial statements.

No other new accounting pronouncements issued or effective during the nine months ended September 30, 2016 have had or are expected to have a material impact on our unaudited condensed consolidated financial statements.

Cobalt International Energy, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 2. INVESTMENTS

We have investments in marketable debt securities that are classified as held–to–maturity and carried at amortized cost.  As the estimated fair value of each investment approximates its amortized cost, there were no significant unrecognized holding gains or losses.

Our investments in held–to–maturity securities consist of the following:

	September 30, 2016	December 31, 2015

Current:
Corporate securities	$39,104	$492,955
Commercial paper	251,482	604,986
U.S. Treasury securities	41,421	—
Certificates of deposit	—	20,750
Total	332,007	1,118,691

Noncurrent - U.S. Treasury security	9,047	—

Total	$341,054	$1,118,691

 These investments are recorded in our unaudited condensed consolidated balance sheet as follows:

	September 30, 2016	December 31, 2015

Cash and cash equivalents	$187,880	$38,420
Restricted funds	—	194,277
Investments	144,127	885,994
Other assets	9,047	—
	$341,054	$1,118,691

At September 30, 2016 and December 31, 2015, the contractual maturities of our investments were within one year.  Actual maturities may differ from contractual maturities as some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Cobalt International Energy, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 3. FAIR VALUE MEASUREMENTS

The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.  Level 1 refers to fair values determined based on quoted prices in active markets for identical assets or liabilities.  Level 2 refers to fair values determined based on quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration.  Level 3 refers to fair values determined based on our own assumptions used to measure assets and liabilities at fair value.

Recurring Basis

The following tables presents the fair value hierarchy for our assets that are required to be measured at fair value on a recurring basis:

		Fair Value Measurements at the End of the Reporting Period
	Fair Value	Level 1	Level 2	Level 3

As of September 30, 2016:
Held-to-maturity investments:
Corporate bonds	$39,104	$—	$39,104	$—
Commercial paper	251,482	—	251,482	—
U.S. Treasury securities	50,468	—	50,468	—
Total	$341,054	$—	$341,054	$—

As of December 31, 2015:
Held-to-maturity investments:
Corporate bonds	$492,955	$—	$492,955	$—
Commercial paper	604,986	—	604,986	—
Certificates of deposit	20,750	—	20,750	—
Total	$1,118,691	$—	$1,118,691	$—

 Our investments are not traded on a public exchange and the fair value of these investments is based on inputs using valuations obtained from independent brokers.  As these valuations use readily observable market parameters that are actively quoted and can be validated through external sources, we have categorized these investments as Level 2.  There were no changes in valuation techniques or related inputs in the nine months ended September 30, 2016.

Financial Instruments

The estimated fair values of our financial instruments have been determined at discrete points in time based on relevant market information. Our financial instruments consist of cash and cash equivalents, joint interest and other receivables, short–term and long–term restricted funds and investments, accounts payable and accrued liabilities. The carrying amounts of our financial instruments other than long–term debt approximate fair value because of the short–term nature of the items.

The estimated fair value of our 2.625% convertible senior notes due 2019 was $705.5 million and $793.5 million at September 30, 2016 and December 31, 2015, respectively, which differs from the carrying value of $1,166.2 million and $1,121.4 million at September 30, 2016 and December 31, 2015, respectively. The estimated fair value of our 3.125% senior convertible notes due 2024 was $502.1 million and $640.2 million at September 30, 2016 and December 31, 2015, respectively, which differs from the carrying value of $889.2 million and $860.5 million at September 30, 2016 and December 31, 2015, respectively. The fair values of our long–term debt were calculated using Level 2 inputs and were based on discounted cash flows and the fair value of similar debt instruments.

Cobalt International Energy, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 4. OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties consist of the following:

	September 30, 2016	December 31, 2015
Proved oil and natural gas properties:
Well and development costs	$105,731	$71,463
Accumulated depletion	(13,242)	—
Total proved oil and natural gas properties	92,489	71,463

Unproved oil and natural gas properties:
Oil and natural gas leasehold:
Oil and natural gas leaseholds with carrying value greater than $1.0 million	255,204	305,270
Oil and natural gas leasehold with carrying value less than $1.0 million	69,854	77,706
Accumulated valuation allowance	(170,357)	(175,963)
	154,701	207,013
Exploration wells in process	806,476	615,258
Total unproved oil and natural gas properties	961,177	822,271

Total oil and natural gas properties, net	$1,053,666	$893,734

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

The following tables reflect the net changes in and the cumulative costs of capitalized exploration well costs (excluding any related leasehold costs):

	September 30, 2016	December 31, 2015

Beginning of period	$615,258	$330,099
Additions to capitalized exploration
Exploration well costs	311,154	285,118
Capitalized interest	33,460	24,161
Amounts charged to expense (1)	(153,396)	(24,120)
End of period	$806,476	$615,258

(1)

Amounts represent dry hole costs related to exploration wells drilled in the U.S. Gulf of Mexico which did not encounter commercial hydrocarbons.  Of the $153.4 million in 2016, $149.5 million related to the Goodfellow #1 exploration well and sidetrack.

Cobalt International Energy, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	September 30, 2016	December 31, 2015

Cumulative costs:
Exploration well costs	$734,452	$576,694
Capitalized interest	72,024	38,564
	$806,476	$615,258
Well costs capitalized for a period greater than one year after completion of drilling (included in table above)	$633,827	$351,753

As of September 30, 2016, capitalized exploration well costs that have been suspended longer than one year are associated with our Shenandoah, North Platte, Anchor, and Diaman discoveries. These well costs are suspended pending ongoing evaluation including, but not limited to, results of additional appraisal drilling, well–test analysis, additional geological and geophysical data and approval of a development plan. We believe these discoveries exhibit sufficient indications of hydrocarbons to justify potential development and are actively pursuing efforts to fully assess them. If additional information becomes available that raises substantial doubt as to the economic or operational viability of these discoveries, the associated costs will be expensed at that time.

NOTE 5. LONG–TERM DEBT, NET

Long–term debt, net consisted of the following:

	September 30, 2016	December 31, 2015

2.625% convertible senior notes due 2019:
Principal outstanding	$1,380,000	$1,380,000
Unamortized discount (1)	(213,820)	(258,565)
Carrying amount	1,166,180	1,121,435

3.125% convertible senior notes due 2024:
Principal outstanding	1,300,000	1,300,000
Unamortized discount and debt issuance costs (2)	(410,838)	(439,540)
Carrying amount	889,162	860,460

Total	$2,055,342	$1,981,895

(1)	Effective interest rate of 8.40%
(2)	Effective interest rate of 8.97%

In June 2016, Cobalt GOM #1 LLC, an indirect wholly–owned subsidiary, terminated the Borrowing Base Facility Agreement (the “Facility Agreement”) which provided for a limited recourse $150.0 million senior secured reserve–based term loan facility, with an amount available for borrowing at any time limited to a periodically adjusted borrowing base amount.  We terminated the Facility Agreement because the borrowing base amount under the Facility Agreement was expected to be materially reduced to a level that would not justify the ongoing expense of maintaining the facility.  In conjunction with the termination, we wrote off $3.3 million of debt issuance costs associated with the Facility Agreement in the nine months ended September 30, 2016.

NOTE 6. COMMITMENTS AND CONTINGENCIES

We are currently, and from time to time may be, subject to various lawsuits, claims and proceedings that arise in the normal course of business, including employment, commercial, environmental, safety and health matters.  It is not presently possible to determine whether any such matters will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Cobalt International Energy, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 7.  DISCONTINUED OPERATIONS

In 2016, we reclassified our unaudited condensed consolidated financial statements to reflect the operations of our Angola operations as discontinued operations.

Summarized financial information for our Angola operations is as follows:

	September 30, 2016	December 31, 2015

Cash and cash equivalents	$16,727	$8,578
Restricted funds	—	22,538
Joint interest and other receivables	161,206	156,599
Other current assets	50,129	64,440
Oil and natural gas properties	1,627,174	1,465,299
Other property and equipment, net	10,107	10,107
Other assets	324	83,490
Assets held for sale	$1,865,667	$1,811,051

Trade and other accounts payable	$19,060	$6,089
Accrued liabilities	122,429	243,369
Other long term liabilities	74	1,381
Liabilities related to assets held for sale	$141,563	$250,839

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Seismic and exploration costs	$1,587	$3,825	$11,997	$13,174
Dry hole costs and impairments	1,679	885	3,553	1,496
General and administrative expenses	1,248	4,145	14,256	16,903
Depreciation, depletion and amortization	—	622	—	2,478
Gain on the sale of assets (1)	—	—	(4,375)	—
Loss from discontinued operations	$4,514	$9,477	$25,431	$34,051

(1)	Amount represents the gain recognized on the release of the Block 9 letter of credit that was previously written off.

NOTE 8.  EQUITY–BASED COMPENSATION

We grant various forms of equity–based compensation to our employees and directors.  These equity–based awards consist of non–qualified stock options (“NQSOs”), restricted stock awards (“RSAs”), stock appreciation rights (“SARs”) and restricted stock units (“RSUs”).  NQSOs and RSAs are accounted for as equity awards and compensation cost is recognized on a straight–line basis over the service period and is net of forfeitures.  SARs and RSUs are accounted for as liability awards and the fair value of these awards is remeasured at the end of each reporting period based on the current market price of our common stock until settlement.

Grants in 2016

Non–Qualified Stock Options

In January 2016, we issued 1.1 million NQSOs to two executive officers under the terms of their employee agreements.  These NQSOs vest in three equal installments beginning in February 2017 subject to our common stock achieving certain market prices.  As these NQSO’s had both service and market conditions, we estimated the fair value of these NQSOs using the Monte Carlo simulation model.  The fair value of these NQSOs on the date of grant was $2.0 million.

Cobalt International Energy, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Restricted Stock Awards

In January 2016, we issued 0.6 million RSAs to two executive officers under the terms of their employee agreements.  These RSAs vest in three equal annual installments beginning in February 2017 subject to our common stock achieving certain market prices.  As these RSAs had both service and market conditions, we estimated the fair value of these RSAs using the Monte Carlo simulation model.  The fair value of these RSAs on the date of grant was $1.2 million.

Restricted Stock Units

In February 2016, we granted an aggregate of 3.5 million RSUs to our employees.  These RSU’s will vest in three equal annual installments beginning in March 2017 by, at our discretion, either the issuance of our common stock, cash, or a combination thereof.  The fair value of these RSUs on the date of grant was $10.4 million.

Non–Employee Director Grants

In the nine months ended September 30, 2016, we granted a total of 0.2 million shares of our common stock to our non–employee directors as retainer awards.  The directors have elected to defer the issuance of this stock.  Accordingly, we have recorded a liability for the future issuance of these shares.  In addition, we granted 0.4 million RSUs to our new non–employee directors.  These RSUs will vest in the first quarter of 2017 by, at our discretion, either the issuance of our common stock, cash or a combination thereof.  The fair value of these RSUs on the date of grant was $0.8 million.

Compensation Costs

The following table presents the compensation costs recognized in our unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Equity awards	$5,237	$6,714	$8,068	$19,695
Liability awards	1,339	151	2,984	1,031
Total	$6,576	$6,865	$11,052	$20,726

These costs are included in “General and administrative expenses” in our unaudited condensed consolidated statements of operations.  As of September 30, 2016, there was $27.7 million of unrecognized compensation costs which are expected to be recognized over a weighted average period of 1.8 years.

NOTE 9.  EARNINGS PER SHARE

A reconciliation of the number of shares used for the basic and diluted loss per share computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Weighted average common shares outstanding (basic
and diluted)	410,245	408,545	409,810	408,525

Anti-dilutive shares excluded from diluted loss per share (1)	10,016	9,862	10,016	9,862

(1)

Excludes RSAs, RSUs, NQSOs, the 2.625% convertible senior notes due 2019 and the 3.125% convertible senior notes due 2024 that are potentially issuable as their effect, if included, would have been anti–dilutive.

Cobalt International Energy, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 10.  OTHER SUPPLEMENTAL INFORMATION

Supplemental noncash transactions were as follows:

	As of September 30,
	2016	2015
Non-cash disclosures:
Changes in accrued capital expenditures	$27,303	$(117,875)
Transfer of investment securities to and from restricted funds	82,348	46,049

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2016	2015

Costs for additions to oil and natural gas properties	$64,903	$94,576
Interest	26,971	7,843
Bonuses	4,400	12,300
Seismic and other operating costs	9,491	3,611
General expenses	4,856	6,528
Equity-based compensation liabilities	4,426	1,442
Other	763	23
Total accrued liabilities	$115,810	$126,323

NOTE 11.  OTHER MATTERS

In November 2011, a formal order of investigation was issued by the SEC related to our operations in Angola.  We were notified in January 2015 that the SEC’s investigation had concluded and that the SEC did not intend to recommend any enforcement action. We continue to cooperate with the Department of Justice (“DOJ”) with regard to its ongoing parallel investigation, but are unable to predict the outcome of the DOJ’s ongoing investigation or any action that the DOJ may decide to pursue.

In February 2016, we initiated a workforce reduction program in response to the pending sale of our Angola properties and prolonged commodity price weakness, which resulted in a reduction of our capital programs and other operations.  We recorded a charge for severance expense of $6.9 million.  In the three and nine months ended September 30, 2016, we recognized $0.6 million and $6.7 million, respectively, of severance costs associated with our workforce reduction plan.  As of September 30, 2016, we had accrued severance of $0.2 million, which we expect will be paid in 2017.

In September 2016, we announced that we entered into an amendment to our drilling contract with Rowan (UK) Reliance Limited (“Rowan”) and recorded a charge of $95.9 million, of which $45.0 million was paid in September 2016.  This amendment provided for the early termination of our long–term drilling contract for one of their drillships.  The drilling contract was originally scheduled to terminate in February 2018, but the amendment provides for a contact termination date in March 2017.  This charge is recorded in “Loss on amendment of contract” in our unaudited condensed consolidated statements of operations.  As of September 30, 2016, we had accrued costs of $50.9 million, of which $31.3 million was paid in October 2016 and $19.6 million will be paid in March 2017.

NOTE 12.  SUBSEQUENT EVENTS

We evaluated subsequent events for appropriate accounting and disclosure through the date these unaudited condensed consolidated financial statements were issued and determined that there were no material items that required recognition or disclosure in our unaudited condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward–looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward–looking statements as a result of various factors, including, without limitation, those set forth in “Risk Factors” and “Cautionary Note Regarding Forward–Looking Statements” and other matters set forth in this Quarterly Report on Form 10–Q. The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto, as well as our Annual Report on Form 10–K for the year ended December 31, 2015.

OVERVIEW

We are an independent exploration and production company with operations currently focused in the deepwater U.S. Gulf of Mexico. We also have a non–operated interest in the Diaba Block offshore Gabon.  Our exploration efforts in the U.S. Gulf of Mexico have resulted in four oil and natural gas discoveries including the North Platte, Shenandoah, Anchor and Heidelberg fields. The Heidelberg field commenced production in January 2016, and the North Platte, Shenandoah and Anchor field are in various stages of appraisal and development.

In August 2015, Cobalt International Energy Angola Ltd.(“Cobalt Angola”), a wholly–owned subsidiary, executed a purchase and sale agreement (the “Agreement”) with Sociedade Nacional de Combustíveis de Angola—Empresa Pública (“Sonangol”) for the sale by us to Sonangol of the entire issued and outstanding share capital of Cobalt Angola’s indirect wholly–owned subsidiaries CIE Angola Block 20 Ltd. and CIE Angola Block 21 Ltd., which respectively hold our 40% working interest in each of Block 20 and Block 21 offshore Angola.  The requisite Angolan government approvals were not received within one year from the execution date and the Agreement was terminated in August 2016.  We are working with Sonangol to understand and agree on the financial and operational implications of the termination of the Agreement.

We are currently marketing our Angolan assets, and have classified our unaudited condensed consolidated financial statements for all periods presented to reflect the operations of our working interests in Blocks 20 and 21 offshore Angola as discontinued operations.  Historically, our Angolan subsidiaries constituted a significant portion of our West Africa segment. Our operations in Gabon, which are deemed immaterial, have now been combined with our United States segment and we now operate in one reportable segment.

In January 2016, we achieved initial production of oil, natural gas and natural gas liquids from the Heidelberg field.  As production increases, our business and revenues will become more susceptible to fluctuations in oil, natural gas and natural gas liquids prices.  These prices are determined by many factors that are outside of our control. Historically, these prices have been volatile, and we expect them to remain volatile. In late 2014, prices for oil, natural gas and natural gas liquids declined precipitously, and such prices remained low throughout 2015 and into 2016.

Factors contributing to lower oil prices include real or perceived geopolitical risks in oil producing regions of the world, particularly the Middle East; lower forecasted levels of global economic growth combined with excess global supply; actions taken by the Organization of Petroleum Exporting Countries; and the strength of the U.S. dollar in international currency markets. Factors contributing to lower natural gas prices include increased supplies of natural gas due to greater exploration and development activities; higher levels of natural gas in storage; and competition from other energy sources. Prices for natural gas liquids generally correlate to the price of oil and, accordingly, prices have fallen and are likely to continue to directionally follow the market for oil. Further, excess supply with higher volumes in storage has resulted in a further drop in pricing for natural gas liquids.

Sustained low prices for oil, natural gas and natural gas liquids could reduce our access to the capital markets, which could have a material adverse effect on our liquidity. A further or extended decline in prices could also adversely have a significant impact on the value and quantities of our reserves, assuming no other changes in our development plans.

In response to continued depressed prices, we have taken steps going forward to continue to preserve our liquidity and financial flexibility.  These steps include:

•	marketing and monetizing our Angolan assets;

•	continuing cost cutting efforts for long–term rig and support services;

•	focusing on aligning our debt instruments and maturities with upcoming development investments in the Gulf of Mexico;

•	evaluating potential Gulf of Mexico asset farm down scenarios as a contingency for the Angola sale process;

•	concentrating investments on the highest value opportunities in order to facilitate development as soon as appraisal is complete;

•	planning for production ramp up by 2021; and

•	engaging financial and legal advisors to assist us in analyzing and evaluating potential strategic alternatives and initiatives to improve liquidity.

Operational Highlights

•

In September 2016, we announced that we entered into an amendment to our drilling contract with Rowan and recorded a charge of $95.9 million, of which $45.0 million was paid in September 2016.  This amendment provided for the early termination of our long–term drilling contract for one of their drillships.  The drilling contract was originally scheduled to terminate in February 2018, but the amendment provides for a contact termination date in March 2017.  This charge is recorded in “Loss on amendment of contract” in our unaudited condensed consolidated statements of operations.  As of September 30, 2016, we had accrued costs of $50.9 million, of which $31.3 million was paid in October 2016 and $19.6 million will be paid in March 2017.

•

Net production from Heidelberg averaged approximately 1,085 barrels of oil equivalent per day (“boepd”) during the nine months ended September 30, 2016, and is currently producing approximately 1,850 boepd on a net basis.  We have recently completed the drilling and completion of one additional development well that is now on production and are in the process of sidetracking a development well, which had encountered wet sands that defined the northern extent of the field.  This well is expected to be completed and brought online early next year.  We own a 9.375% non–operated working interest in Heidelberg.

•

At our North Platte discovery, we have commenced drilling the next appraisal well, the North Platte #4.  The well was spud in September 2016 with a projected total measured depth of 34,303 feet.  We expect to announce results of the well in early 2017.  We are the operator of North Platte and own a 60% working interest.

•

Our next appraisal well for the Chevron–operated Anchor discovery, Anchor #4, was spud in September 2016 with a projected total measured depth of 34,108 feet.  We expect to announce results of the well in early 2017.  We own a 20% non–operated working interest in the Anchor discovery unit.

•	Our next well for the Anadarko–operated discovery, Shenandoah #6, is projected to spud in late 2016 or early 2017. We own a 20% non–operated working interest in Shenandoah.

•	In the three months ended September 30, 2016, we expensed an additional $42.0 million of costs associated with the previously announced results of the Goodfellow #1 well.

•

In July 2016, the Bureau of Ocean Energy Management (“BOEM”) issued Notice to Lessees No. 2016-N01 (“NTL”) detailing procedures to determine a lessee’s ability to carry out its lease obligations – primarily the decommissioning of Outer Continental Shelf (OCS) facilities – and whether to require lessees to furnish additional financial assurance.  We expect our calculated decommissioning liability to be approximately $31.5 million and are working with BOEM to potentially reduce this amount.  We do not foresee this obligation to have a material adverse effect on our liquidity and ability to operate in the U.S. Gulf of Mexico.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Production data:
Oil (MBbls)	97.7	—	226.0	—
Natural gas (MMcf)	25.6	—	52.3	—
Natural gas liquids (MBbls)	3.2	—	6.2	—
Net production (MBOE)	105.2	—	240.9	—
Average sales price per unit:
Oil (Bbls)	$41.75	$—	$38.79	$—
Natural gas (Mcf)	3.28	—	2.85	—
Natural gas liquids (Bbls)	0.01	—	0.01	—
BOE	40.19	—	37.51	—
Average unit cost per BOE:
Lease operating expenses	$22.55	$—	$20.88	$—
Depreciation, depletion and amortization	68.27	—	60.78	—

Three Months Ended September 30, 2016 Compared With the Three Months Ended September 30, 2015

Net loss for the three months ended September 30, 2016 was $218.2 million compared with $59.2 million for the three months ended September 30, 2015.  The significant factors in the change were (i) a $95.9 million loss on the amendment of the Rowan contract; (ii) a $37.8 million increase in dry hole costs and impairments; (iii) a $15.2 million increase in general and administrative (“G&A”) expenses; and (iv) a $9.2 million increase in seismic and exploration costs.

Oil, natural gas and natural gas liquids revenues for the three months ended September 30, 2016 totaled $4.2 million.  These revenues are from the initial production of oil, natural gas and natural gas liquids from the Heidelberg field in the U.S. Gulf of Mexico which came on line in January 2016.

Seismic and exploration costs increased $9.2 million during the three months ended September 30, 2016 compared with the three months ended September 30, 2015.  The increase was primarily attributed to the acquisition of $17.9 million of seismic data acquired on various U.S. Gulf of Mexico prospects in the three months ended September 30, 2016 compared with the acquisition of $10.7 million of seismic data in the three months ended September 30, 2015.

In the three months ended September 30, 2016, we incurred $48.7 million of dry hole costs and impairments.  Of this amount, $42.0 million related to costs associated with the Goodfellow #1 sidetrack.  In the three months ended September 30, 2015, we incurred $10.9 million of dry hole costs and impairments.  Of this amount, $6.6 million related to the lower portion of the Shenandoah #4 appraisal well.

In September 2016, we announced that we entered into an amendment to our drilling contract with Rowan and recorded a charge of $95.9 million, of which $45.0 million was paid in September 2016.  This amendment provided for the early termination of our long–term drilling contract for one of their drillships.  The drilling contract was originally scheduled to terminate in February 2018, but the amendment provides for a contact termination date in March 2017.

Lease operating expenses totaled $2.4 million, or $22.55 per BOE, in the three months ended September 30, 2016.  These lease operating expenses are attributable to fixed and variable costs of the Heidelberg field and associated transportation costs.

G&A expenses for the three months ended September 30, 2016 increased $15.2 million compared with the three months ended September 30, 2015.  The increase was primarily attributable to (i) a $9.5 million reduction in amounts reimbursed from our partners due to lower activity levels in Angola; (ii) a $3.4 million increase in payroll costs due to bonus and severance accruals; and a $2.6 million increase in legal fees.

Depreciation, depletion and amortization (“DD&A”) for the three months ended September 30, 2016 increased $6.8 million compared with the three months ended September 30, 2015 due to the recording of depletion on our Heidelberg field.  DD&A was $68.27 per BOE in the three months ended September 30, 2016.

  Interest expense for the three months ended September 30, 2016 increased $0.3 million compared with the three months ended September 30, 2015 due to $1.7 million of increased amortization of discounts related to our convertible senior notes offset by $1.1 million of decreased interest expense from our Facility Agreement that was terminated in the three months ended June 30, 2016 and $0.3 million of increased interest capitalization.

Loss from discontinued operations for the three months ended September 30, 2016 decreased $5.0 million compared with the three months ended September 30, 2015 due to decreases of $2.9 million in G&A expenses and $1.2 million in seismic and exploration costs.

Nine Months Ended September 30, 2016 Compared With the Nine Months Ended September 30, 2015

Net loss for the nine months ended September 30, 2016 was $470.4 million compared with $207.6 for the nine months ended September 30, 2015.  The significant factors in the change were (i) a $163.4 million increase in dry hole costs and impairments; (ii) a $95.9 million loss on the amendment of the Rowan contract; (iii) a $15.3 million increase in G&A expenses; and (iv) an $11.0 million decrease in seismic and exploration costs.

Oil, natural gas and natural gas liquids revenues for the nine months ended September 30, 2016 totaled $9.0 million.  These revenues are from the initial production of oil, natural gas and natural gas liquids from the Heidelberg field in the U.S. Gulf of Mexico which came on line in January 2016.

Seismic and exploration costs for the nine months ended September 30, 2016 decreased $11.0 million compared with the nine months ended September 30, 2015. The decrease was primarily attributed to the acquisition of $17.5 million of seismic and data and $1.0 million of seismic reprocessing costs in the nine months ended September 30, 2016 compared with the acquisition of $20.8 million in seismic data and $7.7 million of seismic reprocessing costs in the nine months ended September 30, 2015.

In the nine months ended September 30, 2016, we incurred $202.2 million of dry hole costs and impairments.  Of this amount, $191.5 million related to costs associated with the Goodfellow #1 exploration well and sidetrack and the impairment of the underlying leases.  In the nine months ended September 30, 2015, we incurred $38.3 million of dry hole costs and impairments.  Of this amount, $22.3 million related to costs associated with the North Platte #2 appraisal well.

In September 2016, we announced that we entered into an amendment to our drilling contract with Rowan and recorded a charge of $95.9 million, of which $45.0 million was paid in September 2016.  This amendment provided for the early termination of our long–term drilling contract for one of their drillships.  The drilling contract was originally scheduled to terminate in February 2018, but the amendment provides for a contact termination date in March 2017.

Lease operating expenses totaled $5.0 million, or $20.88 per BOE, in the nine months ended September 30, 2016.  These lease operating expenses relate to fixed and variable costs of the Heidelberg field and associated transportation costs.

G&A expenses for the nine months ended September 30, 2016 increased $15.3 million compared with the nine months ended September 30, 2015.  The increase was primarily attributable to a $16.7 million reduction in amounts reimbursed from our partners due to lower activity levels in Angola and a $3.8 million increase in payroll costs due to bonus and severance accruals partially offset by a $8.6 million decrease in equity–based compensation costs due to the reversal of costs related to forfeitures of unvested equity awards associated with our workforce reduction plan.

DD&A for the nine months ended September 30, 2016 increased $13.5 million compared with the nine months ended September 30, 2015 due to the recording of depletion on our Heidelberg field.  DD&A was $60.78 per BOE in the nine months ended September 30, 2016.

Interest expense for the nine months ended September 30, 2016 decreased $5.9 million compared with the nine months ended September 30, 2015 primarily due to increased interest capitalization of $15.9 million offset by increased amortization of debt discounts and debt issuance costs related to our convertible senior notes of $6.7 million and the write off of $3.3 million in debt issuance costs associated with our Facility Agreement that was terminated in the three months ended June 30, 2016.

Loss from discontinued operations for the nine months ended September 30, 2016 decreased $8.6 million compared with the nine months ended September 30, 2015 due to a gain of $4.4 million in the nine months ended September 30, 2016 related to the releases of a letter of credit that had been previously written off and a decrease of $2.6 million in G&A expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, we had approximately $683.3 million in cash, which includes cash and cash equivalents, short–term investments, long–term restricted cash and the $250.0 million we received from Sonangol pursuant to the purchase and sale agreement, which is classified as restricted cash.  This amount excludes $16.7 million in cash and restricted cash held within assets held for sale as of September 30, 2016.

In 2016, we currently expect capital expenditures for our continuing operations in the U.S. Gulf of Mexico to be between $525.0 million to $575.0 million, of which approximately $380.0 million has been spent as of September 30, 2016.  These amounts exclude general and administrative and interest expense.  Total cash outlays in 2016 for our continuing operations in the U.S. Gulf of Mexico are currently expected to be between $725.0 million and $775.0 million.  In addition, we also expect total cash outlays in 2016 for our operations offshore Angola to be between $130.0 million to $140.0 million, of which approximately $130.0 million has been spent as of September 30, 2016.

If we are unable to raise additional sources of capital in 2016, we expect our cash position at December 31, 2016 to be between $300.0 million to $350.0 million, which is reduced from our previous expectation of $350.0 million to $400.0 million.  The reduction in our expected cash position is a result of the $45.0 million payment in September 2016 and the $31.3 million payment in October 2016, in each case related to the amendment of the Rowan drillship contract, which resulted in future savings of approximately $80.1 million.  These amounts are subject to additional working capital adjustments and assumes that we repay the $250.0 million initial payment we received from Sonangol, net of approximately $158.5 million in receivables Sonangol currently owes to us.

Although we commenced initial production from our Heidelberg project in January 2016, our capital and operating expenditures will vastly exceed the revenue we expect to receive from our oil and natural gas operations for the foreseeable future.  Until substantial production is achieved, our primary sources of liquidity are expected to be cash on hand, the proceeds from the sale of our Angola assets, if any, proceeds from any future equity and debt financings, and asset monetizations.  In September 2016, we announced that we had retained financial and legal advisors to assist us in analyzing and evaluating potential strategic alternatives and initiatives to improve liquidity.

We expect to incur substantial expenditures and generate significant operating losses as we:

•

progress our North Platte, Shenandoah and Anchor discoveries toward project sanction; all of which are subject to, or will soon be subject to, the requirement that we conduct continuous operations on such leases;

•	continue development drilling activities on the Heidelberg field with the aim to increase its oil and natural gas production over time;

•	selectively conduct exploration drilling on our current U.S. Gulf of Mexico acreage; and

•	incur expenses related to operating as a public company and compliance with regulatory requirements.

Our future financial condition and liquidity will be impacted by, among other factors, the timing or occurrence of the sale of our Angola assets, if any, our ability to sell additional assets, our ability to obtain financing or refinance existing indebtedness, our ability to continue our cost cutting efforts for long–term rig and support services, the production rates achieved from our Heidelberg project, oil and natural gas prices, the number of commercially viable hydrocarbon discoveries made and the quantities of hydrocarbons discovered, the speed and cost with which we can bring such discoveries to production, whether and to what extent we invest in additional oil leases and concessional licenses, and the actual cost of exploration, appraisal and development of our prospects.

In order to develop our U.S. Gulf of Mexico discoveries into producing oil and natural gas properties, we will need to raise substantial additional capital, which may include equity and debt financings and sales of additional assets.  Such additional funding may not be available to us on acceptable terms or at all.  In addition, the terms of any financing may adversely affect the holdings or the rights of our existing stockholders. For example, if we raise additional funds by issuing additional equity securities, further dilution to our existing stockholders will result.  If we are unable to sell our Angola assets on acceptable terms, or at all, our funding needs will become more acute.  If we are unable to raise substantial additional funding on a timely basis or on acceptable terms, we may be required to significantly curtail our exploration, appraisal and development activities.

Cash Flows

Cash flows provided by (used in) type of activity were as follows:

	Nine Months Ended September 30,
	2016	2015

Operating activities	$(74,832)	$(229,143)
Investing activities	280,701	86,911
Financing activities	—	(4,025)

Operating Activities

Cash flows from operating activities used $74.8 million and $229.1 million in the nine months ended September 30, 2016 and 2015, respectively.  The significant factors in the change were a $231.1 million increase in net cash flows from continuing operations attributable to a favorable change in working capital offset by a $76.8 million decrease in net cash flows from discontinued operations.

Investing Activities

During the nine months ended September 30, 2016, cash flows provided by investing activities consisted of $472.9 million of cash flows provided by continuing operations offset by $192.2 million of cash flows used in discontinued operations.  The cash flows provided by continuing operations consisted of $1,463.2 million in proceeds from maturity of our held–to–maturity investments offset by $639.6 million of purchases of held–to–maturity investments, $348.1 million for additions to our oil and natural gas properties and $3.5 million of additions to other property.  The cash flows used in discontinued operations primarily consisted of additions to oil and natural gas properties.

During the nine months ended September 30, 2015, cash flows provided by investing activities consisted of $381.6 million of cash flows provided by continuing operations offset by $294.6 million of cash flows used in discontinued operations.  The cash flows provided by continuing operations consisted of $1,396.8 million in proceeds from maturity of our held–to–maturity investments offset by $742.7 million of purchases of held–to–maturity investments, $223.4 million for additions to our oil and natural gas properties and a $49.0 million change in restricted funds.  The cash flows used in discontinued operations primarily consisted of $335.2 million of additions to oil and natural gas properties offset by a $45.1 million change in restricted cash.

Financing Activities

In the nine months ended September 30, 2015, we paid $4.0 million of debt issuance costs related to our facility entered into in May 2015.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks refer to the risk of loss arising from changes in commodity prices, interest rates, foreign currency exchange rates and other relevant market risks. We are exposed to certain market risks that are inherent in our financial statements that arise in the normal course of business.  We may enter into various derivative instruments to manage or reduce market risk, but will not enter into derivative instruments for speculative purposes.

Commodity Price Risk

Our major market risk exposure is to prices for oil, natural gas and natural gas liquids.  These prices have historically been volatile, and. as such, future earnings are subject to change due to changes in these prices.  Realized prices are primarily driven by the prevailing worldwide price for oil and regional spot prices for natural gas production.

We may use options (including floors and collars) and fixed price swaps to mitigate the impact of downward swings in commodity prices to our cash flows.  All contracts will be settled with cash and would not require the delivery of physical volumes to satisfy settlement.  While in times of higher commodity prices this strategy may result in our having lower net cash inflows than we would otherwise have if we had not utilized these instruments, management believes the risk reduction benefits of such a strategy would outweigh the potential costs.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15, we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as a result of the material weakness in our internal controls identified and discussed below, our disclosure controls and procedures were not effective as of September 30, 2016.

During the third quarter of 2016, we identified a material weakness in the design of the controls related to the determination of the undiscounted cash flows used to test the recoverability of our proved oil and natural gas properties for purposes of evaluating whether or not an impairment loss should be recognized under the guidance in FASB Accounting Standards Codification Topic 360, Property, Plant and Equipment. Specifically, the review controls related to the inputs and calculations used to determine the undiscounted cash flows were not designed with a level of precision sufficient to identify errors that could lead to a material misstatement in our unaudited condensed consolidated financial statements. After the identification of the material weakness, management performed additional procedures to verify that the inputs and calculations used in the recoverability test performed at September 30, 2016 were appropriate.

To remediate this material weakness, we are enhancing and revising the design of existing controls and procedures surrounding the inputs and calculations of the undiscounted cash flows used to test the recoverability of our proved oil and natural gas properties..  The material weakness will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.  We expect that the remediation of this material weakness will be completed prior to December 31, 2016.

Changes in Internal Controls Over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes in the information provided under Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10–K for the year ended December 31, 2015 other than as previously disclosed in our Quarterly Report on Form 10–Q for the period ended June 30, 2016.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10–K for the year ended December 31, 2015 other than as previously disclosed in our Quarterly Report on Form 10–Q for the period ended June 30, 2016.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The exhibits listed below are filed or furnished as part of this report:

10.1

Amendment No. 2 to the Drilling Contract for the Rowan Reliance, dated September 15, 2016, between Cobalt International Energy, L.P., Cobalt International Energy, Inc. and Rowan (UK) Reliance Limited (incorporated by reference from Exhibit 10.1 to Cobalt International Energy, Inc.’s Current Report on Form 8–K filed with the SEC on September 16, 2016)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a–14(a)/15d‑14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a–14(a)/15d‑14(a) of the Securities Exchange Act of 1934
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101*	Interactive Data Files

*	Filed herewith.
**	Furnished herewith.

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

Dated: November 3, 2016

EXHIBIT INDEX

10.1

Amendment No. 2 to the Drilling Contract for the Rowan Reliance, dated September 15, 2016, between Cobalt International Energy, L.P., Cobalt International Energy, Inc. and Rowan (UK) Reliance Limited (incorporated by reference from Exhibit 10.1 to Cobalt International Energy, Inc.’s Current Report on Form 8–K filed with the SEC on September 16, 2016)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a‑ 14(a)/15d‑14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a‑ 14(a)/15d‑14(a) of the Securities Exchange Act of 1934
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101*	Interactive Data Files

*	Filed herewith.
**	Furnished herewith.