Form 10-Q
period 2017-03-31
Cobalt International Energy, Inc.
filed 2017-05-08
CIK 1471261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non–accelerated filer (Do not check if a smaller reporting company)			☐
		Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

Number of shares of the registrant’s common stock outstanding at March 31, 2017: 448,309,776 shares.

Cautionary Note Regarding Forward–Looking Statements

This Quarterly Report on Form 10–Q contains forward–looking statements within the meaning of the federal securities laws including, but not limited to, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act (each a “forward–looking statement”).  We have based our forward–looking statements on our current expectations and estimates of future events and trends, which affect or may affect our businesses and operations.  Although we believe that these forward–looking statements are based upon reasonable assumptions, they are subject to several risks and uncertainties and are made in light of information currently available to us.  Many important factors, in addition to the risk factors identified in the “Risk Factors” section included in Item 1A of our Annual Report on Form 10–K for the year ended December 31, 2016, may have a material adverse effect on our results as indicated in forward–looking statements.  You should read this Quarterly Report on Form 10–Q and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect.

Our forward–looking statements may be influenced by the following factors, among others:

•	our liquidity and ability to finance our exploration, appraisal, development, and acquisition activities and continue as a going concern;

•	the availability and cost of financing, and refinancing, our indebtedness;

•

the financial and operational implications of the termination of the purchase and sale agreement with Sociedade Nacional de Combustiveis de Angola–Empresa Publica (“Sonangol”) for the sale of our working interest in Blocks 20 and 21 offshore Angola;

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
•

other risk factors discussed in the “Risk Factors” section of our Annual Report on Form 10–K for the year ended December 31, 2016 that was filed with the Securities and Exchange Commission on March 14, 2017.

The words “anticipate,” “believe,” “may,” “will,” “aim,” “estimate,” “continue,” “intend,” “could,” “expect,” “plan” and other similar expressions, and the negative thereof, are intended to identify forward–looking statements.  These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward–looking” information.  The forward–looking statements speak only as of the date they were made, and, except to the extent required by law, we undertake no obligation to update or to review any estimate and/or forward–looking statement because of new information, future events or other factors.  All of our forward–looking information involve risks and uncertainties that could cause actual results to differ materially from the results expected.  Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of the risk factors identified in the “Risk Factors” section included in Item 1A of our Annual Report on Form 10–K for the year ended December 31, 2016.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

COBALT INTERNATIONAL ENERGY, INC.

Cobalt International Energy, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except number of shares and par value amounts)

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$118,493	$613,534
Restricted cash	11,274	2,517
Joint interest and other receivables	176,402	167,573
Other current assets	29,109	23,149
Investments	640,642	340,418
Total current assets	975,920	1,147,191

Oil and natural gas properties, net of accumulated depletion of $28,721 and $20,204 as of March 31, 2017 and December 31, 2016, respectively	952,150	1,078,885
Other property, net of accumulated depreciation and amortization of $8,788 and $8,426, as of March 31, 2017 and December, 31, 2016, respectively	3,540	3,902
Other assets	500	500
Total assets	$1,932,110	$2,230,478

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other accounts payable	$34,868	$36,954
Accrued liabilities	235,265	227,418
Accrued contract amendment costs	—	19,582
Angolan preliminary consideration	250,000	250,000
Total current liabilities	520,133	533,954

Long-term debt	2,492,093	2,479,349
Long-term derivative liabilities	54,117	50,123
Asset retirement obligations	7,893	6,523
Other long-term liabilities	1,799	1,863

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value per share; 2,000,000,000 shares authorized, 442,738,080 and 441,210,817 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	4,427	4,412
Additional paid-in capital	4,223,635	4,219,611
Accumulated deficit	(5,371,987)	(5,065,357)
Total stockholders’ equity	(1,143,925)	(841,334)
Total liabilities and stockholders’ equity	$1,932,110	$2,230,478

See accompanying notes to unaudited condensed consolidated financial statements.

Cobalt International Energy, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Oil, natural gas and natural gas liquids revenues	$9,867	$1,636

Operating costs and expenses:
Seismic and exploration costs	7,019	6,063
Dry hole costs and impairments	237,105	(425)
Lease operating expenses	2,698	956
General and administrative expenses	18,926	28,456
Accretion expense	290	102
Depreciation, depletion and amortization	8,879	3,170
Total operating costs and expenses	274,917	38,322

Operating loss	(265,050)	(36,686)

Other (expense) income, net:
Other income	1,845	4,375
Interest income	1,434	1,338
Interest expense	(44,484)	(15,642)
Total other expense, net	(41,205)	(9,929)

Net loss	$(306,255)	$(46,615)

Basic and diluted loss per share	$(0.69)	$(0.11)

Weighted average common shares outstanding (basic and diluted)	441,792	409,260

See accompanying notes to unaudited condensed consolidated financial statements.

Cobalt International Energy, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2016	$4,412	$4,219,611	$(5,065,357)	$(841,334)
Cumulative effect of change in accounting for equity based compensation	—	375	(375)	—
Equity based compensation	—	3,664	—	3,664
Common stock issued for restricted stock	15	(15)	—	—
Net loss	—	—	(306,255)	(306,255)
Balance, March 31, 2017	$4,427	$4,223,635	$(5,371,987)	$(1,143,925)

See accompanying notes to unaudited condensed consolidated financial statements.

Cobalt International Energy, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(306,255)	$(46,615)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Dry hole costs and impairments	237,105	(425)
Equity based compensation	3,593	7,763
Accretion expense	290	102
Depreciation, depletion and amortization	8,879	3,170
Gain on embedded derivatives	(1,906)	—
Amortization of premium (accretion of discount) on investments	217	733
Amortization of debt discount and debt issuance costs	4,416	24,901
Changes in operating assets and liabilities:
Joint interest and other receivables	(7,384)	(1,791)
Other current assets	(6,179)	22,132
Trade and other accounts payable	(3,008)	11,954
Accrued liabilities	24,352	(3,399)
Accrued contract amendment costs	(19,582)	—
Other	14	3,392
Net cash flows (used in) provided by operating activities	(65,448)	21,917

Cash flows from investing activities:
Additions to oil and natural gas properties	(118,950)	(211,533)
Capital expenditures for other property	—	(2,946)
Proceeds from maturity of investment securities	88,995	910,041
Purchase of investment securities	(390,881)	(673,633)
Net cash flows (used in) provided by investing activities	(420,836)	21,929

Cash flows from financing activities	—	—

(Decrease) increase in cash, cash equivalents and restricted cash	(486,284)	43,846
Cash, cash equivalents and restricted cash — beginning of year	616,051	138,886
Cash, cash equivalents and restricted cash — end of period	$129,767	$182,732

See accompanying notes to unaudited condensed consolidated financial statements.

Cobalt International Energy, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Cobalt International Energy, Inc., together with its wholly–owned subsidiaries (“we,” “our” or “us”) is an independent exploration and production company with operations in the deepwater U.S. Gulf of Mexico and offshore Angola and Gabon in West Africa.  We operate in one reportable segment as our chief operating decision maker, the Chief Executive Officer, assesses performance and allocates resources based on the consolidated results of our business.

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Although we commenced initial production from our Heidelberg project in January 2016, our ongoing capital and operating expenditures will vastly exceed the revenue we expect to receive from our oil and natural gas operations for the foreseeable future.  In order to grow production, we need to develop our discoveries into producing oil and natural gas properties, which will require that we raise substantial additional funding.  If we are unable to raise substantial additional funding on a timely basis or on acceptable terms, we may be required to significantly curtail our exploration, appraisal and development activities.

In assessing whether there is substantial doubt about our ability to continue as a going concern, we prepared a detailed cash forecast that included all projected cash inflows and outflows as well as consideration of any cash related covenants associated with our financing structure.  The indentures governing our 10.75% first lien notes due 2021 (the “First Lien Notes”) and our 7.75% second lien notes due 2023 (the “Second Lien Notes”) (collectively, the “Secured Notes”) contain certain covenants including the maintenance of a minimum consolidated cash balance of at least $200.0 million.  As this detailed cash forecast shows that our projected cash balance would be out of compliance with the minimum consolidated cash balance covenant within one year after the date these unaudited condensed consolidated financial statements are issued, we have concluded that there is substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is subject to, among other factors, (i) our ability to monetize assets,  obtain financing or refinance existing indebtedness and continue our cost cutting efforts for long–term rig and support services; (ii) the production rates achieved from Heidelberg; (iii) oil and natural gas prices; (iv) the number of commercially viable hydrocarbon discoveries made and the quantities of hydrocarbons discovered; (v) the speed and cost with which we can bring such discoveries to production; (vi) whether and to what extent we invest in additional oil leases and concessional licenses; and (vii) the actual cost of exploration, appraisal and development of our prospects.

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

Basis of Presentation

Our unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles

Cobalt International Energy, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

generally accepted in the United States of America have been condensed or omitted.  We believe that the presentations and disclosures herein are adequate to make the information not misleading.  The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) for a fair presentation of the interim periods.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in Item 8 of our Annual Report on Form 10–K for the year ended December 31, 2016.

All intercompany accounts and transactions have been eliminated in consolidation.  In the Notes to Unaudited Condensed Consolidated Financial Statements, all dollar and share amounts in tabulations are in thousands of dollars and shares, respectively, unless otherwise indicated.

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Subtopic 718).  This ASU simplifies several aspects of the accounting for employee share–based payment transactions, including the accounting for income taxes, forfeitures and statutory withholding requirements, as well as classification in the statement of cash flows.  We adopted ASU 2016–09 on January 1, 2017 and elected to change our policy to account for forfeitures as they occur rather than by applying an estimated forfeiture rate at the time of grant.  As a result, we recorded a $0.4 million cumulative effect adjustment to beginning accumulated deficit and additional paid in capital on January 1, 2017.  Prior periods have not been retrospectively adjusted.  There was no cumulative effect adjustment for previously unrecognized excess tax benefits as the related deferred tax assets were fully offset by a valuation allowance.

In November 2016, the FASB issued ASU 2016–18, Statement of Cash Flows, which requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning–of–period and end–of–period total amounts shown on the statement of cash flows.  The provisions of ASU 2016–18 are effective for annual and interim periods beginning after December 15, 2017.  We elected to early adopt the provisions of ASU 2016–18 on December 31, 2016, which required that we apply the guidance on a retrospective basis, wherein our unaudited condensed consolidated statements of cash flows was adjusted to reflect the effects of applying the guidance.  The following table shows the effects of applying the guidance:

	Prior to Adoption (1)	After Adoption
Three months ended March 31, 2016:
(Accretion of discount) amortization of premium on investments	$928	$733
Joint interest and other receivables	(1,901)	(1,791)
Net cash flows provided by operating activities	22,002	21,917
Change in restricted funds	14,339	—
Proceeds from maturity of investment securities	570,582	910,041
Purchase of investment securities	(387,209)	(673,633)
Net cash flows (used in) provided by investing activities	(16,767)	21,929
Increase in cash, cash equivalents and restricted cash	5,235	43,846

(1)	Amounts are after reclassification of Angolan operations to no longer reflect these operations as discontinued.

No other new accounting pronouncements issued or effective during the three months ended March 31, 2017 have had or are expected to have a material impact on our unaudited condensed consolidated financial statements.

Cobalt International Energy, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 2.  INVESTMENTS

Our investments in held–to–maturity securities consist of the following:

	March 31, 2017	December 31, 2016
Corporate securities	$396,153	$227,854
Commercial paper	273,046	292,466
U.S. Treasury securities	—	161,778
Total	$669,199	$682,098

These investments are recorded in our unaudited condensed consolidated balance sheets as follows:

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$28,557	$341,680
Short-term investments (1)	640,642	340,418
	$669,199	$682,098

(1)	As of December 31, 2016, $9.1 million of these investments served as collateral for certain of our obligations.

At March 31, 2017 and December 31, 2016, the contractual maturities of our investments were within one year.  Actual maturities may differ from contractual maturities as some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

NOTE 3.  FAIR VALUE MEASUREMENTS

The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.  Level 1 refers to fair values determined based on quoted prices in active markets for identical assets or liabilities.  Level 2 refers to fair values determined based on quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration.  Level 3 refers to fair values determined based on unobservable inputs used in the measurement of assets and liabilities at fair value.

Recurring Basis

The following tables presents the fair value hierarchy for our assets that are required to be measured at fair value on a recurring basis:

		Fair Value Measurements at the End of the Reporting Period
	Fair Value	Level 1	Level 2	Level 3
As of March 31, 2017:
Embedded derivative liabilities:
10.75% first lien notes due 2021	$21,572	$—	$—	$21,572
7.75% second lien notes due 2023	32,545	—	—	32,545
Total	$54,117	$—	$—	$54,117

As of December 31, 2016:
Embedded derivative liabilities:
10.75% first lien notes due 2021	$27,012	$—	$—	$27,012
7.75% second lien notes due 2023	23,111	—	—	23,111
Total	$50,123	$—	$—	$50,123

Cobalt International Energy, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The fair values of these embedded derivatives were estimated using the “with” and “without” method.  Using this methodology, the First Lien Notes and the Second Lien Notes were first valued with the embedded derivatives (the “with” scenario) and subsequently valued without the embedded derivative (the “without” scenario).  The fair values of the embedded derivatives were estimated as the difference between the fair values of the First Lien Notes and Second Lien Notes in the “with” and “without” scenarios.  The fair values of the First Lien Notes and Second Lien Notes in the “with” and “without” scenarios were estimated using a risk–neutral probability of default model.  Significant Level 3 assumptions used in the valuation of the embedded derivatives were the fair values of our long–term debt, the expected recovery rates, the risk–neutral probability of default and the risk–free rates.

The reconciliation of changes in the fair value of our embedded derivatives is as follows for the three months ended March 31:

2017
Beginning of period	$50,123
Issuance of additional Second Lien Notes	5,900
Change in fair value	(1,906)
End of period	$54,117

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

There were no significant unrecognized holding gains or losses related to our held–to–maturity investments as of March 31, 2017 and December 31, 2016.  Accordingly, the carrying value of our held–to–maturity investments approximates their fair value.  Our held–to–maturity investments are not traded on a public exchange and the fair value of these investments is based on inputs using valuations obtained from independent brokers.  As these valuations use readily observable market parameters that are actively quoted and can be validated through external sources, we have categorized these investments as Level 2.

The estimated fair values of our long–term debt are as follows:

	March 31, 2017	December 31, 2016
10.75% first lien notes due 2021	$473,440	$482,250
7.75% second lien notes due 2023	361,985	327,449
2.625% convertible senior notes due 2019	203,321	305,378
3.125% convertible senior notes due 2024	268,872	332,344
	$1,307,618	$1,447,421

The fair values of our long–term debt were estimated using quoted market prices.  As these valuations use quoted prices in active markets for identical assets or liabilities, we have categorized the long–term debt as Level 1.

Cobalt International Energy, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 4. OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties consist of the following:

	March 31, 2017	December 31, 2016
Proved oil and natural gas properties:
Well and development costs	$128,575	$118,245
Accumulated depletion	(28,721)	(20,204)
Total proved oil and natural gas properties	99,854	98,041

Unproved oil and natural gas properties:
Oil and natural gas leaseholds	629,770	651,295
Accumulated valuation allowance	(490,189)	(507,198)
	139,581	144,097
Exploratory wells in process	712,715	836,747
Total unproved oil and natural gas properties	852,296	980,844

Total oil and natural gas properties, net	$952,150	$1,078,885

Capitalized Exploratory Well Costs

Costs for exploratory wells that find reserves that cannot yet be classified as proved are capitalized if the well has found a sufficient quantity of reserves to justify its completion as a producing well and we are making sufficient progress assessing the reserves and the economic and operating viability of the project.  Often, the ability to move into the development phase and record proved reserves is dependent on obtaining permits and government or partner approvals, the timing of which is ultimately beyond our control.  Exploratory well costs remain suspended as long as we are actively pursuing such approvals and permits, and believe they will be obtained.  For complex exploratory projects, it is not unusual to have exploratory wells remain suspended on the balance sheet for several years while additional appraisal drilling and seismic work is performed on the field or while we seek government or partner approval of development plans.  Our assessment of suspended exploratory well costs is continuous until a determination is made to either sanction the project or to expense the well costs as dry hole costs as sufficient progress has not been made in assessing the reserves and the economic and operating viability of the project.

In the three months ended March 31, 2017, we expensed suspended exploratory well costs of $232.8 million related to our Shenandoah discovery following the suspension of appraisal activity by the operator.  Of this amount, $159.7 million had been capitalized for a period greater than one year after completion of drilling.

The net changes in and the cumulative costs of capitalized exploratory wells (excluding any related leasehold costs) are as follows:

	March 31, 2017	December 31, 2016
Beginning of period	$836,747	$1,727,181
Additions to capitalized exploration
Exploratory well costs	94,189	499,985
Capitalized interest	14,228	99,541
Amounts charged to expense (1)	(232,449)	(1,489,960)
End of period	$712,715	$836,747

(1)	Amounts represent dry hole costs related to exploratory wells which did not encounter commercial hydrocarbons or where it was determined that sufficient progress was not being made.

Cobalt International Energy, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	March 31, 2017	December 31, 2016
Cumulative costs:
Exploratory well costs	$443,855	$582,115
Capitalized interest	268,860	254,632
	$712,715	$836,747
Well costs capitalized for a period greater than one year after completion of drilling (included in table above)	$458,924	$609,893

As of March 31, 2017 and December 31, 2016, capitalized exploratory well costs that have been suspended longer than one year are associated with our North Platte, Anchor, and Diaman discoveries.  These well costs are suspended pending ongoing evaluation including, but not limited to, results of additional appraisal drilling, well–test analysis, additional geological and geophysical data and approval of a development plan.  We believe these discoveries exhibit sufficient indications of hydrocarbons to justify potential development and are actively pursuing efforts to fully assess them.  If additional information becomes available that raises substantial doubt as to the economic or operational viability of these discoveries, the associated costs will be expensed at that time.

NOTE 5.  LONG–TERM DEBT, NET

Long–term debt, net consisted of the following:

	March 31, 2017	December 31, 2016
10.75% first lien notes due 2021:
Principal outstanding	$500,000	$500,000
Unamortized discount (1)	(33,131)	(34,416)
Carrying amount	466,869	465,584

7.75% second lien notes due 2023:
Principal outstanding	723,970	584,732
Unamortized discount (2)	(38,757)	(54,856)
Carrying amount	685,213	529,876

2.625% convertible senior notes due 2019:
Principal outstanding	625,603	763,446
Unamortized discount and debt issuance costs (3)	(82,990)	(109,689)
Carrying amount	542,613	653,757

3.125% convertible senior notes due 2024:
Principal outstanding	1,144,136	1,204,145
Unamortized discount and debt issuance costs (4)	(346,738)	(374,013)
Carrying amount	797,398	830,132

Total	$2,492,093	$2,479,349

(1)	Effective interest rate of 12.6%
(2)	Effective interest rate of 8.8%
(3)	Effective interest rate of 8.2%
(4)	Effective interest rate of 8.9%

On January 31, 2017, we consummated a follow–on debt exchange transaction (the “Transaction”) with certain holders (the “Holders”) of our outstanding 2.625% convertible senior notes due 2019 (the “2019 Notes”) and 3.125% convertible senior notes due 2024 (the “2024 Notes”) whereby we issued an aggregate principal amount of

Cobalt International Energy, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

$139.2 million in additional Second Lien Notes in exchange for $137.8 million aggregate principal amount of the 2019 Notes and $60.0 million aggregate principal amount of the 2024 Notes held by the Holders.

Our Secured Notes have requirements to pay an applicable premium upon a change in control or an event of default and also have a requirement to repay amounts outstanding using the proceeds from an asset sale.  These requirements were determined to be an embedded derivative that requires us to bifurcate and fair value the derivative as of January 31, 2017 and to fair value the derivative as of each subsequent reporting date (see Note 3).  At January 31, 2017, we recognized an additional derivative liability of $5.9 million for our Second Lien Notes, which decreased the carrying value of these notes.

We accounted for the Transaction as a troubled debt restructuring.  We did not recognize any gain or loss on the Transaction and have prospectively adjusted the effective interest rates on the 2019 Notes and 2024 Notes.  Costs related to the Transaction totaled $1.0 million and are included in “General and administrative expenses” in our unaudited condensed consolidated statements of operations.

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

Cobalt International Energy, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

In April 2017, Hafkey, a purported stockholder, filed a derivative action in the 295th District Court in Harris County, Texas against us, as a nominal defendant, and certain of our current and former officers and directors.  The lawsuit alleges that current and former officers and directors breached their fiduciary duties by making, and permitting us to make, alleged misrepresentations about two of our exploratory wells offshore Angola; that certain directors caused us to waste corporate assets; and that certain officers received performance–based compensation in excess of what they were entitled. The lawsuit further alleges that demand was wrongfully refused.  The plaintiff asserts claims for breach of fiduciary duty, corporate waste, and unjust enrichment and seeks damages in an unspecified amount, disgorgement of profits, appropriate equitable relief, and an award of attorney fees and other costs and expenses.  Our deadline to answer or otherwise respond to the plaintiff’s petition is June 5, 2017.

In May 2016, we filed suit against XL Specialty Insurance Company (“XL”) in Harris County District Court in Houston, Texas.  We assert XL improperly denied coverage for insurance claims made in July 2012 and other claims subsequently submitted to them in connection with our defending against the St. Lucie lawsuit, the Ogden derivative action, and other investigations and actions.   In December 2016, we amended our petition to add Axis Insurance Company (“Axis”).   Axis provides coverage in excess of the XL policy’s limit of liability.  We allege breach of contract, violation of the Texas Prompt Payment of Claims Act, and seek a declaratory judgment that XL and Axis are obligated to pay any additional loss suffered by us due to the circumstances, investigation, and claims described in the suit.  In December 2016, we also amended our petition to add claims against Illinois National Insurance Company, an AIG subsidiary (“AIG”), which served as our insurer after XL.  Against AIG, we allege breach of contract, violation of the Texas Prompt Payment of Claims Act, violation of the Texas Deceptive Trade Practices-Consumer Protection Act, and seek a declaratory judgment that AIG is obligated to pay any additional loss suffered by us due to the circumstances, investigations, and actions related to the Lontra and/or Loengo wells.  In April 2017, we and certain of our current and former officers and directors settled claims against XL pursuant to which XL agreed to pay $11.5 million.  We continue to pursue our claims against both Axis and AIG.

We are vigorously defending against the current lawsuits and do not believe they will have a material adverse effect on our business. However, we cannot predict the occurrence or outcome of these proceedings with certainty, and if we are unsuccessful in these litigations and any loss exceeds our available insurance, this could have a material adverse effect on our results of operations.

As previously disclosed, on March 8, 2017, we submitted a Notice of Dispute to Sonangol pursuant to the purchase and sale agreement (the “Agreement”) for the sale by us to Sonangol of the entire issued and outstanding share capital of our indirect wholly–owned subsidiaries, CIE Angola Block 20 Ltd. and CIE Angola Block 21 Ltd., which respectively hold our 40% working interest in each of Block 20 and Block 21 offshore Angola.  Subsequently, we filed a Request for Arbitration (“RFA”) with the International Chamber of Commerce (“ICC”) against Sonangol for breach of the Agreement.  Through this arbitration proceeding, we are requesting an award against Sonangol in excess of $2 billion dollars, plus applicable interest and costs.  We also filed a separate RFA with the ICC against Sonangol Pesquisa e Produção, S.A. (“Sonangol P&P”) seeking recovery of over $174 million, plus applicable interest and costs, representing the joint interest receivable owed to us for operations on Block 21

Cobalt International Energy, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

offshore Angola.  Unless resolved to our satisfaction, we intend to vigorously prosecute these claims in arbitration and seek all available remedies in law and equity.

NOTE 7.  EQUITY–BASED COMPENSATION

We grant various forms of equity–based compensation to our employees and non–employee directors.  These equity–based awards consist of restricted stock awards, non–qualified stock options, performance stock units (“PSUs”), restricted stock units (“RSUs”) and stock appreciation rights.

Grants in 2017

Performance Stock Units

In February 2017, we issued 6.6 million PSUs to our employees.  These PSUs vest in March 2020 subject to our common stock attaining a specified return by the vesting date.  These PSUs may be settled by, at our discretion, either the issuance of our common stock, cash or a combination thereof.  As these PSUs had both service and market conditions, we estimated the fair value of these PSUs using the Monte Carlo simulation model.  The fair value of these PSUs on the date of grant was $4.3 million.

Restricted Stock Units

In February 2017, we issued 9.9 million RSUs to our employees.  These RSU’s vest in three equal annual installments by, at our discretion, either the issuance of our common stock, cash, or a combination thereof.  The fair value of these RSUs on the date of grant was $7.5 million.

Non–Employee Director Grants

In the three months ended March 31, 2017, we granted a total of 0.1 million shares of our common stock to our non–employee directors as retainer awards.  The directors have elected to defer the issuance of this stock.  Accordingly, we have recorded a liability for the future issuance of these shares.  The fair value of these retainer awards on the date of grant was $0.1 million.

In addition, we granted 0.03 million RSUs to one of our non–employee directors.  These RSUs will be settled by, at our discretion, either the issuance of our common stock, cash or a combination thereof.  The fair value of these RSUs on the date of grant was $0.04 million.

Compensation Costs

Equity–based compensation cost is measured at the date of grant based on the calculated fair value of the award and is generally recognized on a straight–line basis over the requisite service period, including those with graded vesting.  We account for forfeitures as they occur rather than by applying an estimated forfeiture rate at the time of grant.

The following table presents the compensation costs recognized in our unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2017	2016
Equity awards	$3,664	$7,763
Liability awards	(71)	—
Total	$3,593	$7,763

Cobalt International Energy, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

These costs are included in “General and administrative expenses” in our unaudited condensed consolidated statements of operations. As of March 31, 2017, there was $27.8 million of unrecognized compensation costs which are expected to be recognized over a weighted average period of 2.1 years.

NOTE 8.  EARNINGS PER SHARE

A reconciliation of the number of shares used for the basic and diluted loss per share computations is as follows:

	Three Months Ended March 31,
	2017	2016
Weighted average common shares outstanding (basic and diluted)	441,792	409,260

Anti-dilutive shares excluded from diluted loss per share (1)	92,713	105,252

(1)

Excludes restricted stock awards, non–qualified stock options, PSUs, RSUs, stock appreciation rights, the 2019 Notes and the 2024 Notes that are potentially issuable as their effect, if included, would have been anti–dilutive.

NOTE 9.  OTHER SUPPLEMENTAL INFORMATION

Cash, cash equivalents and restricted cash are recorded in our unaudited condensed consolidated balance sheet as follows:

	As of March 31,
	2017	2016
Cash and cash equivalents	$118,493	$85,406
Restricted cash	11,274	97,326
Cash, cash equivalents and restricted cash	$129,767	$182,732

Restricted cash serves as collateral for certain of our obligations and is invested in interest–bearing accounts.

Supplemental noncash transactions are as follows:

	As of March 31,
	2017	2016
Non-cash disclosure - changes in accrued capital expenditures	$(15,512)	$11,232

Accrued liabilities consist of the following:

	March 31,	December 31,
	2017	2016
Costs for additions to oil and natural gas properties	$59,026	$73,808
Social obligation payments	86,273	86,473
Funds from release of letter of credit on Block 9	18,375	18,375
Interest	54,511	13,793
Angolan consumption tax and withholding on services	9,796	9,796
Bonuses	2,692	8,900
Seismic and other operating costs	575	5,625
General expenses	2,209	5,849
Other	1,808	4,799
Total accrued liabilities	$235,265	$227,418

Cobalt International Energy, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 10.  OTHER MATTERS

In February 2017, we received a letter from the Department of Justice (“DOJ”) advising us that the DOJ has closed its investigation into our operations in Angola.  This formally concluded the DOJ investigation and no regulatory action has been taken against us as a result of this investigation.

In March 2017, the SEC informed us by telephone that they have initiated an informal inquiry regarding the Sonangol Research and Technology Center (the “Technology Center”).  As background, in December 2011, we executed the Block 20 Production Sharing Contract under which we and BP Exploration Angola (Kwanza Benguela) Limited are required to make certain social contributions to Sonangol, including for the Technology Center.  In March 2017, we also received a voluntary request for information regarding such inquiry.  We believe our activities in Angola have complied with all applicable laws, including the Foreign Corrupt Practices Act, and we are cooperating with the SEC’s inquiry.

In September 2016, we announced that we entered into an amendment to our drilling contract with Rowan (UK) Reliance Limited (“Rowan”) and recorded a charge of $95.9 million, of which $76.3 million was paid in 2016.  This amendment provided for the early termination of our long–term drilling contract for one of their drillships.  The drilling contract was originally scheduled to terminate in February 2018, but the amendment provides for a contact termination date in March 2017.  As of December 31, 2016, we had accrued costs of $19.6 million, which was paid in March 2017.

NOTE 11. SUBSEQUENT EVENTS

In April 2017, we completed an additional follow–on debt exchange transaction with certain holders of our outstanding convertible notes whereby we issued an aggregate principal amount of $178.6 million in additional Second Lien Notes in exchange for $6.4 million aggregate principal amount of the 2019 Notes and $296.3 million aggregate principal amount of the 2024 Notes held by these holders.

We evaluated subsequent events for appropriate accounting and disclosure through the date these unaudited condensed consolidated financial statements were issued and determined that there were no other material items that required recognition or disclosure in our unaudited condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward–looking statements that involve risks and uncertainties.  Our actual results may differ materially from those discussed in the forward–looking statements as a result of various factors, including, without limitation, those set forth in “Risk Factors” and “Cautionary Note Regarding Forward–Looking Statements” and other matters set forth in this Quarterly Report on Form 10–Q.  The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto, as well as our Annual Report on Form 10–K for the year ended December 31, 2016.

OVERVIEW

We are an independent exploration and production company with operations in the deepwater U.S. Gulf of Mexico and offshore Angola and Gabon in West Africa.  In the U.S. Gulf of Mexico, we have four discoveries: North Platte, Shenandoah, Anchor and Heidelberg. Heidelberg began initial production in January 2016, and North Platte, Shenandoah and Anchor are currently being appraised.  In West Africa, we have made seven aggregate discoveries offshore Angola on Blocks 20 (Orca, Zalophus, Golfinho and Lontra) and 21 (Cameia, Bicuar and Mavinga).  We also have a non–operated interest in the Diaba block offshore Gabon, where we have one discovery (Diaman).

Operational Highlights

•

In January 2017, we completed a follow–on debt exchange transaction with certain holders of our outstanding convertible notes whereby we issued an aggregate principal amount of $139.2 million in additional Second Lien Notes in exchange for $137.8 million aggregate principal amount of the 2019 Notes and $60.0 million aggregate principal amount of the 2024 Notes held by these holders.  In April 2017, we completed an additional follow–on debt exchange transaction with certain holders of our outstanding convertible notes whereby we issued an aggregate principal amount of $178.6 million in additional Second Lien Notes in exchange for $6.4 million aggregate principal amount of the 2019 Notes and $296.3 million aggregate principal amount of the 2024 Notes held by these holders.

•

Net production from Heidelberg averaged approximately 2,300 barrels of oil equivalent per day (“boepd”) during the three months ended March 31, 2017, and is currently producing approximately 3,200 boepd on a net basis.  In March 2017, we completed the drilling and completion of one additional development well that is now on production.

•

In January 2017, we completed drilling North Platte #4, the second appraisal well at our North Platte discovery.  The well encountered approximately 650 feet of net oil pay and results indicate high quality Inboard Lower Tertiary Wilcox reservoirs on the eastern flank of the North Platte field.  In March 2017, drilling of the North Platte #4 first sidetrack wellbore was completed to further analyze the extent of the eastern flank of the North Platte field.  The sidetrack wellbore targeted a down dip location 1.2 miles away from the appraisal well and encountered thick, continuous Wilcox reservoir quality sands.  The well found both oil–filled and wet sands and was helpful in building an understanding of the oil water contact on the eastern flank.  A second sidetrack operation began in March 2017.  This sidetrack drilled approximately one–half mile away and updip from the first sidetrack wellbore and encountered high–quality Wilcox reservoirs that were oil–filled to base.  We are currently conducting a bypass for core operation.

•

In February 2017, we completed drilling Anchor #4, the third appraisal well at our Anchor discovery.  The well encountered approximately 800 feet of net oil pay and confirmed high quality reservoir sands high on structure. In addition, we own a 100% working interest in two leases that are immediately south of the current Anchor Unit, with terms currently set to expire in February 2018.  We have reached a verbal understanding in principle with Chevron and the other owners of the Anchor Unit to petition the government to expand the Anchor Unit to include these leases, which we believe will lead to an optimized development plan and maximize oil recovery from the Anchor Unit. Subject to definitive documentation and regulatory approval, we will have a 20% working interest in a revised Anchor Unit and thereby preserve the value of the two leases.

•

As part of its first quarter financials, the operator of Shenandoah expensed all of its capitalized costs associated with Shenandoah and disclosed that it had “currently suspended further appraisal activities.”  As a result of this disclosure, we have determined that Shenandoah is not making sufficient progress and that accounting requirements therefore require us to expense all of our capitalized costs associated with Shenandoah at this time.  This has resulted in us expensing $232.8 million of suspended exploratory well costs related to Shenandoah.  The impairment is not associated with, nor is it indicative of, what we believe to be the intrinsic or fair market value of our Shenandoah discovery.  We are currently in the preliminary stages of working with our partners to understand the operator’s intentions with respect to Shenandoah and are evaluating multiple ways to progress efforts at Shenandoah.

Changes to Continuous Operations Regulations

On May 5, 2017, President Trump signed into law the Consolidated Appropriations Act, 2017 (the "CAA").  Section 121 of the Act requires the Secretary of the Interior to amend certain regulations regarding the continuous operation requirements for offshore oil and gas leases in the U.S. Gulf of Mexico.  Prior to the enactment of the CAA, such leases could be held by lessees beyond their primary terms if continuing operations were conducted every 180 days.  Continuing operations includes drilling, well re–working or production in paying quantities. This meant that, absent production from the lease or receipt of a Suspension of Production (an "SOP"), drilling or well re–working operations could not be discontinued for more than 180 days on leases beyond their primary term, or such leases would expire.

The CAA, among other things, changes the continuous operations requirement from 180 days to one year. We believe this is a significant positive development for us.  As previously disclosed, certain of our leases associated with our North Platte, Anchor and Shenandoah discoveries are beyond their primary term and are held by continuous operations, requiring us to conduct operations every 180 days or, absent an SOP or production, lose the related leases. The change from 180 days to one year allows us the flexibility to defer drilling related capital spend up to an additional six months and to appropriately develop technical studies and commercial activities prior to drilling any wells.

For example, since we expect to finish our current operations at North Platte during the second quarter 2017, the enactment of the CAA has extended the deadline by which we will need to either obtain an SOP or recommence drilling or well–reworking operations from the fourth quarter 2017 to the second quarter 2018.  We believe this significantly increases our flexibility in capital allocation and preservation as well as optimizing the timing and sequencing of our operations.

Angola

As previously disclosed, on March 8, 2017, we submitted a Notice of Dispute to Sonangol pursuant to the Agreement for the sale by us to Sonangol of the entire issued and outstanding share capital of our indirect wholly–owned subsidiaries, CIE Angola Block 20 Ltd. and CIE Angola Block 21 Ltd., which respectively hold our 40% working interest in each of Block 20 and Block 21 offshore Angola.  Subsequently, we filed a RFA with the ICC against Sonangol for breach of the Agreement.  Through this arbitration proceeding, we are requesting an award against Sonangol in excess of $2 billion dollars, plus applicable interest and costs.  We also filed a separate RFA with the ICC against Sonangol P&P seeking recovery of over $174 million, plus applicable interest and costs, representing the joint interest receivable owed to us for operations on Block 21 offshore Angola.  Unless resolved to our satisfaction, we intend to vigorously prosecute these claims in arbitration and seek all available remedies in law and equity.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2017	2016
Production data:
Oil (MBbls)	188.8	55.6
Natural gas (MMcf)	55.1	13.1
Natural gas liquids (MBbls)	8.3	—
Net production (MBOE)	206.3	57.8
Average sales price per unit:
Oil (Bbls)	$49.87	$28.96
Natural gas (Mcf)	3.54	1.89
Natural gas liquids (Bbls)	0.02	—
BOE	47.84	29.29
Average unit cost per BOE:
Lease operating expenses	$13.08	$16.52
Depreciation, depletion and amortization	43.05	54.79

Three Months Ended March 31, 2017 Compared With the Three Months Ended March 31, 2016

Net loss for the three months ended March 31, 2017 was $306.3 million compared with $46.6 million for the three months ended March 31, 2016.  The significant factors in the change were increases of (i) $236.1 million in dry hole costs and impairments; (ii) $28.8 million in interest expense; and (iii) $5.7 million in depreciation, depletion and amortization (“DD&A”); offset by (iv) a $9.5 million decrease in general and administrative (“G&A”) expenses; and (v) an $8.2 million increase in oil, natural gas and natural gas liquids revenues.

Oil, natural gas and natural gas liquids revenues for the three months ended March 31, 2017 totaled $9.9 million, an increase of $8.2 million compared with the three months ended March 31, 2016.  This was the result of increases of $4.1 million from higher production at Heidelberg and $4.1 million from improved prices.  .

Seismic and exploration costs increased $1.0 million during the three months ended March 31, 2017 compared with the three months ended March 31, 2016 as a result of costs incurred for development studies related to North Platte.

In the three months ended March 31, 2017, we incurred $237.1 million of dry hole costs and impairments.  Of this amount, $232.8 million related to the write off of costs associated with the Shenandoah #6 well, $4.5 million related to impairment of unproved leaseholds and $(0.2) million related to additional Angola impairments.  In the three months ended March 31, 2016, we incurred $(0.4) million of dry hole costs and impairments.  Of this amount, $(8.5) million related to the correction of an immaterial error in the impairment of our proved oil and natural gas properties that was recorded in 2015, $4.2 million related to impairment of unproved leaseholds and $3.4 million related to the impairment of inventory in Angola.

Lease operating expenses for the three months ended March 31, 2017 increased $1.7 million compared with the three months ended March 31, 2016 as the result of $2.4 from increased production at Heidelberg offset by $0.7 million from a lower unit cost per BOE.  Lease operating expenses were $13.08 per BOE in the three months ended March 31, 2017 compared with $16.52 per BOE in the three months ended March 31, 2016.

G&A expenses for the three months ended March 31, 2017 decreased $9.5 million compared with the three months ended March 31, 2016.  The decrease was primarily attributable to $5.5 million of severance costs incurred in the three months ended March 31, 2016 associated with our workforce reduction plan and decreases of $4.5 million in equity based compensation costs and $2.9 million in reduced partner reimbursements due to lower activity levels in Angola offset by a $1.2 million increase in legal expenses.

Depreciation, depletion and amortization (“DD&A”) for the three months ended March 31, 2017 increased $5.7 million compared with the three months ended March 31, 2016 as a result of $8.1 million from increased production at Heidelberg offset by $2.4 million from a lower unit cost per BOE. The lower average DD&A rate per BOE reflects the change that prices and additional wells had on our reserves estimates.  DD&A was $43.05 per BOE in the three months ended March 31, 2017 compared with $54.79 per BOE in the three months ended March 31, 2016.

Interest expense for the three months ended March 31, 2017 increased $28.8 million compared with the three months ended March 31, 2016 due to $20.8 million of increased interest expense related to the effects of the December 2016 and January 2017 debt exchanges and $14.5 million of decreased interest capitalization as we are no longer capitalizing interest on our Angolan exploratory wells offset by decreases of $6.1 million associated with the amortization of debt discounts and debt issuance costs and $0.4 million associated with our borrowing base facility that was terminated in 2016.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, we had approximately $770.4 million in cash and cash equivalents, restricted cash and short–term investments.  This amount (i) includes the $250.0 million paid to us by Sonangol pursuant to the purchase and sale agreement that we intend to retain, along with other payments due to Sonangol, until the matters with respect to the extensions are resolved, and (ii) excludes the $159.1 million receivable owed to us by Sonangol as disclosed in more detail in “Part I—Item 1. Business – Angola Transaction” in our Annual Report on Form 10–K for the year ended December 31, 2016.

In 2017, we currently expect to spend approximately $250.0 million for our development activities, of which approximately $119.0 million has been spent as of March 31, 2017.  We expect that our cash outlays will significantly decrease for the remainder of 2017 as we have completed our drilling activities at our Shenandoah and Anchor discoveries, and we expect to complete drilling activities at our North Platte discovery in the second quarter of 2017.  Total cash outlays in 2017 are currently expected to be between $550.0 million and $600.0 million, of which approximately $196.0 million has been spent as of March 31, 2017.

Our ongoing capital and operating expenditures will vastly exceed the revenue we expect to receive from our oil and natural gas operations for the foreseeable future.  We expect to incur substantial expenditures and generate significant operating losses as we:

•

progress our discoveries toward project sanction; all of which are subject to, or will soon be subject to, the requirement that we conduct continuous operations on such leases or until such time as we are granted a suspension of production by the Bureau of Safety and Environmental Enforcement;

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

In assessing whether there is substantial doubt about our ability to continue as a going concern, we prepared a detailed cash forecast that included all projected cash inflows and outflows as well as consideration of any cash related covenants associated with our financing structure.  The indentures governing our Secured Notes contain certain covenants including the maintenance of a minimum consolidated cash balance of at least $200.0 million.  As this detailed cash forecast shows that our projected cash balance would be out of compliance with the minimum consolidated cash balance covenant within one year after the date these unaudited condensed consolidated financial statements are issued, we have concluded that there is substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is subject to, among other factors, (i) our ability to monetize assets, obtain financing or refinance existing indebtedness and continue our cost cutting efforts for long–term rig and support services; (ii) the production rates achieved from Heidelberg; (iii) oil and natural gas prices; (iv) the number of commercially viable hydrocarbon discoveries made and the quantities of hydrocarbons discovered; (v) the speed and cost with which we can bring such discoveries to production; (vi) whether and to what extent we invest in additional oil leases and concessional licenses; and (vii) the actual cost of exploration, appraisal and development of our prospects.

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

Long–term Debt

As of March 31, 2017, we have $2,492.1 million in aggregate principal amount of long–term debt outstanding.  For additional information about our long–term debt, please see “Part I—Financial Information—Item 1. Financial Statements” contained herein.

Cash Flows

Cash flows provided by (used in) type of activity were as follows:

	Three Months Ended March 31,
	2017	2016
Operating activities	$(65,448)	$21,917
Investing activities	(420,836)	21,929
Financing activities	—	—

Operating Activities

Cash flows from operating activities (used) provided $(65.4) million and $21.9 million in the three months ended March 31, 2017 and 2016, respectively.  The significant factors in the change were an increase in short–term investments, the $19.6 million final payment related to the amendment of the Rowan contract and an unfavorable change in working capital offset by our decreased cash operating expenditures.

Investing Activities

During the three months ended March 31, 2017, cash flows provided by investing activities consisted of $89.0 million in proceeds from maturity of our held–to–maturity investments offset by $390.9 million of purchases of held–to–maturity investments and $119.0 million for additions to our oil and natural gas properties.

During the three months ended March 31, 2016, cash flows provided by investing activities consisted of $910.0 million in proceeds from maturity of our held–to–maturity investments offset by $673.6 million of purchases of held–to–maturity investments, $211.5 million for additions to our oil and natural gas properties and $2.9 million of additions to other property.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk refers to the risk of loss arising from changes in commodity prices, interest rates, foreign currency exchange rates and other relevant market risks.  We are exposed to certain market risks that are inherent in our financial statements that arise in the normal course of business.  We may enter into various derivative instruments to manage or reduce market risk, but we will not enter into derivative instruments for speculative purposes.

Commodity Price Risk

Our major market risk exposure is to prices for oil, natural gas and natural gas liquids.  These prices have historically been volatile, and, as such, future earnings are impacted by changes in these prices.  Realized prices are primarily driven by the prevailing worldwide price for oil and regional spot prices for natural gas production.

We may use options (including floors and collars) and fixed price swaps to mitigate the impact of downward swings in commodity prices to our cash flows.  All contracts will be settled with cash and would not require the delivery of physical volumes to satisfy settlement.  While in times of rising commodity prices this strategy may result in our having lower net cash inflows than we would otherwise have if we had not utilized these instruments, management believes the risk reduction benefits of such a strategy would outweigh the potential costs.  We currently have no outstanding hedges or similar instruments.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Please refer to the information in “Part I—Financial Information—Item 1. Financial Statements” contained herein.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10–K for the year ended December 31, 2016.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The exhibits listed below are filed or furnished as part of this report:

3.1*	Second Amended and Restated Certificate of Incorporation of the Cobalt International Energy, Inc.
10.1

Exchange Agreement, dated January 30, 2017, among Cobalt International Energy, Inc., the Guarantors party thereto and the Holders named in Schedule I thereto (incorporated by reference from Exhibit 10.1 to Cobalt International Energy, Inc.’s Current Report on Form 8–K filed with the SEC on January 30, 2017)

10.2

First Supplemental Indenture, dated as of January 30, 2017, among Cobalt International Energy, Inc., the Guarantors party thereto and Wilmington Trust, National Association related to the 7.75% Second Lien Senior Secured Notes due 2023 (incorporated by reference from Exhibit 10.2 to Cobalt International Energy, Inc.’s Current Report on Form 8–K filed with the SEC on January 30, 2017)

10.3

Cobalt International Energy, Inc. Amended and Restated Executive Severance and Change in Control Benefit Plan (incorporated by reference from Exhibit 10.43 to Cobalt International Energy, Inc.’s Annual Report on Form 10–K filed with the SEC on March 14, 2017)

10.4

Form of Performance Stock Unit Award Agreement under Cobalt International Energy Inc.’s 2015 Long–Term Incentive Plan (incorporated by reference from Exhibit 10.48 to Cobalt International Energy, Inc.’s Annual Report on Form 10–K filed with the SEC on March 14, 2017)

10.5

Form of Restricted Stock Unit Award Agreement under Cobalt International Energy Inc.’s 2015 Long–Term Incentive Plan (incorporated by reference from Exhibit 10.49 to Cobalt International Energy, Inc.’s Annual Report on Form 10–K filed with the SEC on March 14, 2017)

10.6

Exchange Agreement, dated April 24, 2017, among Cobalt International Energy, Inc., the Guarantors party thereto and the Holders named in Schedule I thereto (incorporated by reference from Exhibit 10.1 to Cobalt International Energy, Inc.’s Current Report on Form 8–K filed with the SEC on April 24, 2017)

10.7

Second Supplemental Indenture, dated as of April 24, 2017, among Cobalt International Energy, Inc., the Guarantors party thereto and Wilmington Trust, National Association related to the 7.75% Second Lien Senior Secured Notes due 2023 (incorporated by reference from Exhibit 10.2 to Cobalt International Energy, Inc.’s Current Report on Form 8–K filed with the SEC on April 24, 2017)

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

Cobalt International Energy, Inc.

By:	/s/ Timothy J. Cutt
	Name:	Timothy J. Cutt
	Title:	Chief Executive Officer

By:	/s/ David D. Powell
	Name:	David D. Powell
	Title:	Chief Financial Officer

Dated: May 8, 2017

EXHIBIT INDEX

3.1*	Second Amended and Restated Certificate of Incorporation of Cobalt International Energy, Inc.
10.1

Exchange Agreement, dated January 30, 2017, among Cobalt International Energy, Inc., the Guarantors party thereto and the Holders named in Schedule I thereto (incorporated by reference from Exhibit 10.1 to Cobalt International Energy, Inc.’s Current Report on Form 8–K filed with the SEC on January 30, 2017)

10.2

First Supplemental Indenture, dated as of January 30, 2017, among Cobalt International Energy, Inc., the Guarantors party thereto and Wilmington Trust, National Association related to the 7.75% Second Lien Senior Secured Notes due 2023 (incorporated by reference from Exhibit 10.2 to Cobalt International Energy, Inc.’s Current Report on Form 8–K filed with the SEC on January 30, 2017)

10.3

Cobalt International Energy, Inc. Amended and Restated Executive Severance and Change in Control Benefit Plan (incorporated by reference from Exhibit 10.43 to Cobalt International Energy, Inc.’s Annual Report on Form 10–K filed with the SEC on March 14, 2017)

10.4

Form of Performance Stock Unit Award Agreement under Cobalt International Energy Inc.’s 2015 Long–Term Incentive Plan (incorporated by reference from Exhibit 10.48 to Cobalt International Energy, Inc.’s Annual Report on Form 10–K filed with the SEC on March 14, 2017)

10.5

Form of Restricted Stock Unit Award Agreement under Cobalt International Energy Inc.’s 2015 Long–Term Incentive Plan (incorporated by reference from Exhibit 10.49 to Cobalt International Energy, Inc.’s Annual Report on Form 10–K filed with the SEC on March 14, 2017)

10.6

Exchange Agreement, dated April 24, 2017, among Cobalt International Energy, Inc., the Guarantors party thereto and the Holders named in Schedule I thereto (incorporated by reference from Exhibit 10.1 to Cobalt International Energy, Inc.’s Current Report on Form 8–K filed with the SEC on April 24, 2017)

10.7

Second Supplemental Indenture, dated as of April 24, 2017, among Cobalt International Energy, Inc., the Guarantors party thereto and Wilmington Trust, National Association related to the 7.75% Second Lien Senior Secured Notes due 2023 (incorporated by reference from Exhibit 10.2 to Cobalt International Energy, Inc.’s Current Report on Form 8–K filed with the SEC on April 24, 2017)

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