Form 10-Q
period 2017-06-30
Cobalt International Energy, Inc.
filed 2017-08-08
CIK 1471261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Number of shares of the registrant’s common stock outstanding at June 30, 2017: 29,887,931 shares (after adjustment for a one–for–fifteen reverse stock split effected on June 16, 2017).

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

Our forward–looking statements may be influenced by the following factors, among others:

•	our liquidity and ability to finance our exploration, appraisal, development, and acquisition activities and continue as a going concern;

•	our ability to sell our interests in the U.S. Gulf of Mexico, Blocks 20 and 21 offshore Angola, or other assets on acceptable terms;

•	the availability and cost of financing, and refinancing, our indebtedness;

•

the financial and operational implications of the termination of the purchase and sale agreement with Sociedade Nacional de Combustiveis de Angola–Empresa Publica (“Sonangol”) for the sale of our working interest in Blocks 20 and 21 offshore Angola, including the outcome of our Angolan arbitration proceedings;

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

The words “anticipate,” “believe,” “may,” “will,” “aim,” “estimate,” “continue,” “intend,” “could,” “expect,” “plan,” “project” and other similar expressions, and the negative thereof, are intended to identify forward–looking statements.  These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward–looking” information.  The forward–looking statements speak only as of the date they were made, and, except to the extent required by law, we undertake no obligation to update or to review any estimate and/or forward–looking statement because of new information, future events or other factors.  All of our forward–looking information involve risks and uncertainties that could cause actual results to differ materially from the results expected.  Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of the risk factors identified in the “Risk Factors” section included in Item 1A of our Annual Report on Form 10–K for the year ended December 31, 2016.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

COBALT INTERNATIONAL ENERGY, INC.

Cobalt International Energy, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except number of shares and par value amounts)

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$191,608	$613,534
Restricted cash	11,274	2,517
Joint interest and other receivables	195,260	167,573
Other current assets	16,506	23,149
Investments	383,766	340,418
Total current assets	798,414	1,147,191

Oil and natural gas properties, net of accumulated depletion of $38,459 and $20,204 as of June 30, 2017 and December 31, 2016, respectively	961,849	1,078,885
Other property, net of accumulated depreciation and amortization of $9,143 and $8,426, as of June 30, 2017 and December, 31, 2016, respectively	3,185	3,902
Other assets	10,900	500
Total assets	$1,774,348	$2,230,478

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other accounts payable	$33,187	$36,954
Accrued liabilities	172,991	227,418
Accrued contract amendment costs	—	19,582
Angolan preliminary consideration	250,000	250,000
Total current liabilities	456,178	533,954

Long-term debt	2,481,014	2,479,349
Long-term derivative liabilities	153,763	50,123
Asset retirement obligations	8,190	6,523
Other long-term liabilities	1,735	1,863

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value per share; 133,333,333 shares authorized, 29,528,008 and 29,422,864 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	295	294
Additional paid-in capital	4,230,728	4,223,729
Accumulated deficit	(5,557,555)	(5,065,357)
Total stockholders’ equity	(1,326,532)	(841,334)
Total liabilities and stockholders’ equity	$1,774,348	$2,230,478

See accompanying notes to unaudited condensed consolidated financial statements.

Cobalt International Energy, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Oil, natural gas and natural gas liquids revenues	$13,749	$3,173	$23,616	$4,809

Operating costs and expenses:
Seismic and exploration costs	14,064	9,428	21,083	15,491
Dry hole costs and impairments	42,486	155,814	279,591	155,389
Lease operating expenses	3,035	1,702	5,733	2,658
General and administrative expenses	27,698	22,864	46,624	51,320
Accretion expense	297	102	587	204
Depreciation, depletion and amortization	10,093	4,289	18,972	7,459
Total operating costs and expenses	97,673	194,199	372,590	232,521

Operating loss	(83,924)	(191,026)	(348,974)	(227,712)

Other (expense) income, net:
Other income	10,762	—	10,701	4,375
Loss on embedded derivatives	(72,436)	—	(70,530)	—
Interest income	1,771	1,453	3,205	2,791
Interest expense	(41,741)	(15,974)	(86,225)	(31,616)
Total other expense, net	(101,644)	(14,521)	(142,849)	(24,450)

Net loss	$(185,568)	$(205,547)	$(491,823)	$(252,162)

Basic and diluted loss per share	$(6.28)	$(7.52)	$(16.68)	$(9.23)

Weighted average common shares outstanding (basic and diluted)	29,526	27,338	29,494	27,316

See accompanying notes to unaudited condensed consolidated financial statements.

Cobalt International Energy, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2016	$294	$4,223,729	$(5,065,357)	$(841,334)
Cumulative effect of change in accounting for equity based compensation	—	375	(375)	—
Equity based compensation	—	6,625	—	6,625
Issuance of common stock	1	(1)	—	—
Net loss	—	—	(491,823)	(491,823)
Balance, June 30, 2017	$295	$4,230,728	$(5,557,555)	$(1,326,532)

See accompanying notes to unaudited condensed consolidated financial statements.

Cobalt International Energy, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(491,823)	$(252,162)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Dry hole costs and impairments	279,591	155,389
Equity based compensation	6,553	2,826
Accretion expense	587	204
Depreciation, depletion and amortization	18,972	7,459
Loss on embedded derivatives	70,530	—
Amortization of premium on investment securities	259	519
Amortization of debt discount and debt issuance costs	25,907	52,420
Other	(128)	—
Changes in operating assets and liabilities:
Joint interest and other receivables	(26,242)	3,171
Other current assets	6,717	12,265
Trade and other accounts payable	(4,540)	22,496
Accrued liabilities	(18,088)	(63,062)
Accrued contract amendment costs	(19,582)	—
Other	—	7,152
Net cash flows used in operating activities	(151,287)	(51,323)

Cash flows from investing activities:
Additions to oil and natural gas properties	(206,430)	(391,313)
Capital expenditures for other property	—	(3,432)
Proceeds from maturity of investment securities	345,829	1,571,724
Purchase of investment securities	(390,881)	(1,039,870)
Net cash flows (used in) provided by investing activities	(251,482)	137,109

Cash flows from financing activities	—	—

(Decrease) increase in cash, cash equivalents and restricted cash	(402,769)	85,786
Cash, cash equivalents and restricted cash — beginning of year	616,051	138,886
Cash, cash equivalents and restricted cash — end of period	$213,282	$224,672

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

Although we commenced initial production from our Heidelberg project in January 2016, our ongoing capital and operating expenditures will vastly exceed the revenue we expect to receive from our oil and natural gas operations for the foreseeable future.  In order to grow production, we need to develop our discoveries into producing oil and natural gas properties, which will require that we raise substantial additional funding.  If we are unable to raise substantial additional funding on a timely basis or on acceptable terms, we may be required to significantly curtail our exploration, appraisal and development activities or sell assets.

In assessing whether there is substantial doubt about our ability to continue as a going concern, we considered our projected cash inflows and outflows as well as any cash related covenants associated with our financing structure.  The indentures governing our 10.75% first lien notes due 2021 (the “First Lien Notes”) and our 7.75% second lien notes due 2023 (the “Second Lien Notes”) (collectively, the “Secured Notes”) contain certain covenants including the maintenance of a minimum consolidated cash balance (as defined in such indenture) of at least $200.0 million.  If we are unsuccessful in our current marketing efforts with respect to the sale of our Gulf of Mexico assets and do not make or receive any payments to or from Sonangol, we expect our projected cash balance would be out of compliance with the minimum consolidated cash balance covenant during the first quarter of 2018. Thus, we have concluded that there is substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is subject to, among other factors, (i) our ability to monetize assets,  obtain financing or refinance existing indebtedness and continue our cost cutting efforts; (ii) the production rates achieved from Heidelberg; (iii) oil and natural gas prices; (iv) the number of commercially viable hydrocarbon discoveries made and the quantities of hydrocarbons discovered; (v) the speed and cost with which we can bring such discoveries to production; (vi) whether and to what extent we invest in additional oil leases and concessional licenses; and (vii) the actual cost of exploration, appraisal and development of our prospects.

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

Marketing efforts with respect to our Gulf of Mexico assets continue.   We expect these efforts to conclude in late third quarter of 2017.

If we become unable to continue as a going concern, we may find it necessary to file a voluntary petition for reorganization under the Bankruptcy Code in order to provide us additional time to identify an appropriate solution to our financial situation and implement a plan of reorganization aimed at improving our capital structure.

Cobalt International Energy, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

On June 16, 2017, we effected a one–for–fifteen reverse stock split of our common stock through an amendment to our second amended and restated certificate of incorporation.  As of the effective time of the reverse stock split, every 15 shares of issued and outstanding common stock were converted into one share of common stock, without any change in par value.  The amendment to our second amended and restated certificate of incorporation also reduced the number of our authorized shares of common stock from 2.0 billion shares to 133.3 million shares.  No fractional shares were issued in connection with the reverse stock split.  Instead, each fractional share was rounded up to the nearest whole share of common stock.  However, any fractional shares resulting from adjustments to the number of shares underlying stock options and stock appreciation rights were rounded down to the nearest whole share of common stock.  All references to shares of common stock, all per share data and all equity compensation activity for all periods presented in the unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidation financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

All intercompany accounts and transactions have been eliminated in consolidation.  In the Notes to Unaudited Condensed Consolidated Financial Statements, all dollar and share amounts in tabulations are in thousands of dollars and shares, respectively, unless otherwise indicated.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014–09, Revenue from Contracts with Customers. This ASU superseded virtually all of the revenue recognition guidance in generally accepted accounting principles in the United States. The core principle of the five–step model is that an entity will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Entities can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. The provisions of ASU 2014–09 are applicable to annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. We plan to adopt ASU 2014-09 as of January 1, 2018 using the modified retrospective method with the cumulative effect, if any, of initial adoption to be recognized at the date of initial application. We do not expect the adoption to have a material impact on our unaudited condensed consolidated financial statements, but we continue to analyze ASU 2014–09 in order to finalize implementation and determine the impact on our unaudited condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases.  Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months.  Consistent with current accounting guidance, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily depends on its classification as a finance or operating lease.  However, unlike current accounting guidance, which requires only capital leases to be recognized on the balance sheet, ASU 2016–02 will require both types of leases to be recognized on the balance sheet.  ASU 2016-02 will also require disclosures to help investors and other financial statement users to better understand the amount, timing and uncertainty of cash flows arising from leases.  Although ASU 2016–02 does not apply to leases for oil and natural gas properties, it does apply to equipment used to explore and develop oil and natural gas resources.  ASU 2016–02 is effective for annual and interim periods beginning after December 15, 2018 and is to be applied using the modified retrospective

Cobalt International Energy, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

approach.  We plan to adopt ASU 2016–02 effective January 1, 2019 and are currently evaluating the impact on our unaudited condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation.  This ASU simplifies several aspects of the accounting for employee share–based payment transactions, including the accounting for income taxes, forfeitures and statutory withholding requirements, as well as classification in the statement of cash flows.  We adopted ASU 2016–09 on January 1, 2017 and elected to change our policy to account for forfeitures as they occur rather than by applying an estimated forfeiture rate at the time of grant.  As a result, we recorded a $0.4 million cumulative effect adjustment to beginning accumulated deficit and additional paid in capital on January 1, 2017. Prior periods have not been retrospectively adjusted.  There was no cumulative effect adjustment for previously unrecognized excess tax benefits as the related deferred tax assets were fully offset by a valuation allowance.

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

	Prior to Adoption (1)	After Adoption
Six months ended June 30, 2016:
Amortization of premium on investments	$742	$519
Joint interest and other receivables	2,834	3,171
Net cash flows used in operating activities	(51,437)	(51,323)
Change in restricted funds	14,489	—
Proceeds from maturity of investment securities	1,166,266	1,571,724
Purchase of investment securities	(639,556)	(1,039,870)
Net cash flows provided by investing activities	146,454	137,109
Increase in cash, cash equivalents and restricted cash	95,017	85,786

(1)	Amounts are after reclassification of Angolan operations to no longer reflect these operations as discontinued.

In May 2017, the FASB issued ASU 2017–09, Compensation – Stock Compensation, which provides guidance about which changes to the terms or conditions of a share–based payment award require an entity to apply modification accounting in Topic 718.  Under ASU 2017–09, an entity should not apply modification accounting (i) if the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (ii) if the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (iii) the classification of the modified award is the same as the classification of the original award immediately before the original award is modified.  The provisions of ASU 2017–09 are effective for annual and interim periods beginning after December 15, 2017 and is to be applied prospectively to an award modified on or after the adoption date.

No other new accounting pronouncements issued or effective during the six months ended June 30, 2017 had or are expected to have a material impact on our unaudited condensed consolidated financial statements.

Cobalt International Energy, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 2.  INVESTMENTS

Our investments in held–to–maturity securities consist of the following:

	June 30, 2017	December 31, 2016
Corporate securities	$234,957	$227,854
Commercial paper	198,763	292,466
U.S. Treasury securities	—	161,778
Total	$433,720	$682,098

These investments are recorded in our unaudited condensed consolidated balance sheets as follows:

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$49,954	$341,680
Short-term investments (1)	383,766	340,418
	$433,720	$682,098

(1)	As of December 31, 2016, $9.1 million of these investments served as collateral for certain of our obligations.

At June 30, 2017 and December 31, 2016, the contractual maturities of our investments were within one year.  Actual maturities may differ from contractual maturities as some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

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

Recurring Basis

The following tables presents the fair value hierarchy for our liabilities that are required to be measured at fair value on a recurring basis:

		Fair Value Measurements at the End of the Reporting Period
	Fair Value	Level 1	Level 2	Level 3
As of June 30, 2017:
Embedded derivative liabilities:
10.75% first lien notes due 2021	$18,729	$—	$—	$18,729
7.75% second lien notes due 2023	135,034	—	—	135,034
Total	$153,763	$—	$—	$153,763

As of December 31, 2016:
Embedded derivative liabilities:
10.75% first lien notes due 2021	$27,012	$—	$—	$27,012
7.75% second lien notes due 2023	23,111	—	—	23,111
Total	$50,123	$—	$—	$50,123

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

The reconciliation of changes in the fair value of our embedded derivatives is as follows:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Beginning of period	$54,117	$50,123
Issuance of additional 7.75% second lien notes due 2023	27,210	33,110
Change in fair value	72,436	70,530
End of period	$153,763	$153,763

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

There were no significant unrecognized holding gains or losses related to our held–to–maturity investments as of June 30, 2017 and December 31, 2016.  Accordingly, the carrying value of our held–to–maturity investments approximates their fair value.  Our held–to–maturity investments are not traded on a public exchange and the fair value of these investments is based on inputs using valuations obtained from independent brokers.  As these valuations use readily observable market parameters that are actively quoted and can be validated through external sources, we have categorized these investments as Level 2.

The estimated fair values of our long–term debt are as follows:

	June 30, 2017	December 31, 2016
10.75% first lien notes due 2021	$473,125	$482,250
7.75% second lien notes due 2023	566,681	327,449
2.625% convertible senior notes due 2019	162,148	305,378
3.125% convertible senior notes due 2024	157,379	332,344
	$1,359,333	$1,447,421

The fair values of our long–term debt were estimated using quoted market prices.  As these valuations use quoted prices in active markets for identical assets or liabilities, we have categorized the long–term debt as Level 1.

Cobalt International Energy, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 4. OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties consist of the following:

	June 30, 2017	December 31, 2016
Proved oil and natural gas properties:
Well and development costs	$128,849	$118,245
Accumulated depletion	(38,459)	(20,204)
Total proved oil and natural gas properties	90,390	98,041

Unproved oil and natural gas properties:
Oil and natural gas leaseholds	594,945	651,295
Accumulated valuation allowance	(491,271)	(507,198)
	103,674	144,097
Exploratory wells	767,785	836,747
Total unproved oil and natural gas properties	871,459	980,844

Total oil and natural gas properties, net	$961,849	$1,078,885

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

The net changes in the costs of capitalized exploratory wells (excluding any related leasehold costs) are as follows:

	2017	2016
Balance as of January 1	$836,747	$1,727,181
Additions to capitalized exploration
Exploratory well costs	139,398	343,543
Capitalized interest	29,513	60,267
Amounts charged to expense (1)	(237,873)	(110,209)
Balance as of June 30	$767,785	$2,020,782

(1)

Amounts represent dry hole costs related to exploratory wells which did not encounter commercial hydrocarbons or where it was determined that sufficient progress was not being made.  Of the $237.9 million in 2017, $236.4 million relates to our Shenandoah discovery which was written off following the suspension of appraisal activity by the operator.  Of the $110.2 million in 2016, $107.5 million relates to the Goodfellow #1 exploratory well and sidetrack.

As of June 30, 2017, capitalized exploratory wells costs of $467.9 million associated with our North Platte, Anchor and Diaman discoveries have been suspended for a period greater than one year after completion of drilling.  As of December 31, 2016, capitalized exploratory well costs of $609.9 million associated with our North Platte,

Cobalt International Energy, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Anchor, Shenandoah and Diaman discoveries have been suspended for a period greater than one year after completion.

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

NOTE 5.  LONG–TERM DEBT, NET

Long–term debt, net consisted of the following:

	June 30, 2017	December 31, 2016
10.75% first lien notes due 2021:
Principal outstanding	$500,000	$500,000
Unamortized discount (1)	(31,806)	(34,416)
Carrying amount	468,194	465,584

7.75% second lien notes due 2023:
Principal outstanding	934,732	584,732
Unamortized discount (2)	(20,543)	(54,856)
Carrying amount	914,189	529,876

2.625% convertible senior notes due 2019:
Principal outstanding	619,167	763,446
Unamortized discount and debt issuance costs (3)	(75,169)	(109,689)
Carrying amount	543,998	653,757

3.125% convertible senior notes due 2024:
Principal outstanding	786,895	1,204,145
Unamortized discount and debt issuance costs (4)	(232,262)	(374,013)
Carrying amount	554,633	830,132

Total	$2,481,014	$2,479,349

(1)	Effective interest rate of 12.6%
(2)	Effective interest rate of 8.2%
(3)	Effective interest rate of 8.2%
(4)	Effective interest rate of 8.9%

In the six months ended June 30, 2017, we consummated three follow–on debt exchange transactions (the “Transactions”) with certain holders (the “Holders”) of our outstanding 2.625% convertible senior notes due 2019 (the “2019 Notes”) and 3.125% convertible senior notes due 2024 (the “2024 Notes”) whereby we issued an aggregate principal amount of $350.0 million in additional Second Lien Notes in exchange for $144.3 million aggregate principal amount of the 2019 Notes and $417.2 million aggregate principal amount of the 2024 Notes held by the Holders.  We have fully utilized the availability under our senior secured indentures to issue additional second lien secured indebtedness.

Our Secured Notes have requirements to pay an applicable premium upon a change in control or an event of default and also have a requirement to repay amounts outstanding using the proceeds from an asset sale.  These requirements were determined to be an embedded derivative that requires us to bifurcate and fair value the

Cobalt International Energy, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

derivative as of the date of each of the Transactions and to fair value the derivative as of each subsequent reporting date (see Note 3).  As of June 30, 2017, we recognized additional derivative liabilities of $33.1 million for our Second Lien Notes, which decreased the carrying value of these notes.

We accounted for the Transactions as troubled debt restructurings.  We did not recognize any gain or loss on the Transactions and have prospectively adjusted the effective interest rates on the 2019 Notes and 2024 Notes.  Costs related to the Transactions totaled $3.0 million and are included in “General and administrative expenses” in our unaudited condensed consolidated statements of operations.

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

In March 2015, the Court entered an order consolidating the Neuman lawsuit with the St. Lucie lawsuit (the “Consolidated Action”) and also entered an order in the Consolidated Action appointing Lead Plaintiffs and Lead Counsel. Lead Plaintiffs filed their consolidated amended complaint in May 2015. Among other remedies, the Consolidated Action seeks damages in an unspecified amount, along with an award of attorney fees and other costs and expenses to the plaintiffs. We filed a motion to dismiss the consolidated amended complaint in June 2015, and the other defendants also filed motions to dismiss. The Court denied our motion to dismiss in January 2016, and, in March 2016, the Court also denied our motion requesting that the Court certify its order on the motions to dismiss so that we may seek interlocutory appellate review of the order.   In June 2017, the Court certified a class of all persons and entities who purchased or otherwise acquired our securities between March 1, 2011 and November 3, 2014.  In July 2017, we filed a petition for permission to file an interlocutory appeal challenging the class certification order.  On August 4, 2017, the Fifth Circuit Court of Appeals granted our petition for permission to file the interlocutory appeal.  The matter remains ongoing.

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

Cobalt International Energy, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

In April 2017, Hafkey, a purported stockholder, filed a derivative action in the 295th District Court in Harris County, Texas against us, as a nominal defendant, and certain of our current and former officers and directors.  The lawsuit alleges that current and former officers and directors breached their fiduciary duties by making, and permitting us to make, alleged misrepresentations about two of our exploratory wells offshore Angola; that certain directors caused us to waste corporate assets; and that certain officers received performance–based compensation in excess of what they were entitled. The lawsuit further alleges that demand was wrongfully refused.  The plaintiff asserts claims for breach of fiduciary duty, corporate waste, and unjust enrichment and seeks damages in an unspecified amount, disgorgement of profits, appropriate equitable relief, and an award of attorney fees and other costs and expenses.  We filed our answer and special exceptions challenging the plaintiff’s standing to bring such claims against us in June 2017.  The matter remains ongoing.

In May 2016, we filed suit against XL Specialty Insurance Company (“XL”) in Harris County District Court in Houston, Texas.  We assert XL improperly denied coverage for insurance claims made in July 2012 and other claims subsequently submitted to them in connection with our defending against the St. Lucie lawsuit and other investigations and actions.   In December 2016, we amended our petition to add Axis Insurance Company (“Axis”).   Axis provides coverage in excess of the XL policy’s limit of liability.  We allege breach of contract, violation of the Texas Prompt Payment of Claims Act, and seek a declaratory judgment that XL and Axis are obligated to pay any additional loss suffered by us due to the circumstances, investigation, and claims described in the suit.  In December 2016, we also amended our petition to add claims against Illinois National Insurance Company, an AIG subsidiary (“AIG”), which served as our insurer after XL.  Against AIG, we allege breach of contract, violation of the Texas Prompt Payment of Claims Act, violation of the Texas Deceptive Trade Practices-Consumer Protection Act, and seek a declaratory judgment that AIG is obligated to pay any additional loss suffered by us due to the circumstances, investigations, and actions related to the Lontra and/or Loengo wells.  In April 2017, we and certain of our current and former officers and directors settled claims against XL pursuant to which XL paid $11.5 million.  We continue to pursue our claims against both Axis and AIG.

The settlement is included in “Other income” in our unaudited condensed consolidated statements of operations for the three months and the six months ended June 30, 2017.  Of the $11.5 million, $10.4 million is being held in escrow for the benefit of the insured persons under the XL policy.  This restricted cash is included in “Other assets” in our unaudited condensed consolidated balance sheets.

We are vigorously defending against the current lawsuits and do not believe they will have a material adverse effect on our business. However, we cannot predict the occurrence or outcome of these proceedings with certainty, and if we are unsuccessful in these litigations and any loss exceeds our available insurance, this could have a material adverse effect on our results of operations.

On March 8, 2017, we submitted a Notice of Dispute to Sonangol pursuant to the purchase and sale agreement (the “Agreement”) for the sale by us to Sonangol of the entire issued and outstanding share capital of our indirect wholly–owned subsidiaries, CIE Angola Block 20 Ltd. and CIE Angola Block 21 Ltd., which respectively hold our 40% working interest in each of Block 20 and Block 21 offshore Angola.  Subsequently, we filed a Request for Arbitration (“RFA”) with the International Chamber of Commerce (“ICC”) against Sonangol for breach of the Agreement.  Through this arbitration proceeding, we are requesting an award against Sonangol in excess of $2 billion dollars, plus applicable interest and costs.  On July 17, 2017, Sonangol filed an Answer to our RFA and

Cobalt International Energy, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Counterclaim, asking for repayment of the $250.0 million initial payment that Sonangol made to us under the Agreement.  The arbitral tribunal is currently being constituted.

We also filed a separate RFA with the ICC against Sonangol Pesquisa e Produção, S.A. (“Sonangol P&P”) seeking recovery of over $174 million, plus applicable interest and costs, representing the joint interest receivable owed to us for operations on Block 21 offshore Angola.  The arbitral tribunal is currently being constituted.

Unless resolved to our satisfaction, we intend to continue to vigorously prosecute these claims in arbitration and seek all available remedies in law and equity.  We also intend to vigorously defend against any counterclaims Sonangol and Sonangol P&P might assert.

NOTE 7.  EQUITY–BASED COMPENSATION

We grant various forms of equity–based compensation to our employees and non–employee directors.  These equity–based awards consist of restricted stock awards, non–qualified stock options, performance stock units (“PSUs”), restricted stock units (“RSUs”) and stock appreciation rights.

Grants in 2017

Performance Stock Units

In February 2017, we issued 0.4 million PSUs to our employees.  These PSUs vest in March 2020 subject to our common stock attaining a specified return by the vesting date.  These PSUs may be settled by, at our discretion, either the issuance of our common stock, cash or a combination thereof.  As these PSUs had both service and market conditions, we estimated the fair value of these PSUs using the Monte Carlo simulation model.  The fair value of these PSUs on the date of grant was $4.3 million.

Restricted Stock Units

In February 2017, we issued 0.7 million RSUs to our employees.  These RSU’s vest in three equal annual installments by, at our discretion, either the issuance of our common stock, cash, or a combination thereof.  The fair value of these RSUs on the date of grant was $7.5 million.

Compensation Costs

Equity–based compensation cost is measured at the date of grant based on the calculated fair value of the award and is generally recognized on a straight–line basis over the requisite service period, including those with graded vesting.  We account for forfeitures as they occur rather than by applying an estimated forfeiture rate at the time of grant.

The following table presents the compensation costs recognized in our unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Equity awards	$2,961	$(4,937)	$6,625	$2,826
Liability awards	(1)	—	(72)	—
Total	$2,960	$(4,937)	$6,553	$2,826

These costs are included in “General and administrative expenses” in our unaudited condensed consolidated statements of operations.  As of June 30, 2017, there was $21.5 million of unrecognized compensation costs which are expected to be recognized over a weighted average period of 1.9 years.

Cobalt International Energy, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 8.  EARNINGS PER SHARE

A reconciliation of the number of shares used for the basic and diluted loss per share computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average common shares outstanding (basic and diluted)	29,526	27,338	29,494	27,316

Anti-dilutive shares excluded from diluted loss per share (1)	5,156	6,923	5,590	6,923

(1)

Includes restricted stock awards, non–qualified stock options, PSUs, RSUs, stock appreciation rights, the 2019 Notes and the 2024 Notes that are potentially issuable as their effect, if included, would have been anti–dilutive.

NOTE 9.  OTHER SUPPLEMENTAL INFORMATION

Cash, cash equivalents and restricted cash are recorded in our unaudited condensed consolidated balance sheet as follows:

	As of June 30,
	2017	2016
Cash and cash equivalents	$191,608	$175,188
Restricted cash	11,274	49,484
Other assets	10,400	—
Cash, cash equivalents and restricted cash	$213,282	$224,672

The restricted cash serves as collateral for certain of our obligations and is invested in interest–bearing accounts.  The $10.4 million of restricted cash included in other assets consists of the funds held in escrow for the benefit of the insured persons under the XL policy (see Note 6).

Supplemental noncash transactions are as follows:

	As of June 30,
	2017	2016
Non-cash disclosure - changes in accrued capital expenditures	$(35,757)	$21,665

Accrued liabilities consist of the following:

	June 30,	December 31,
	2017	2016
Costs for additions to oil and natural gas properties	$26,440	$73,808
Social obligation payments	86,206	86,473
Funds from release of letter of credit on Block 9	18,375	18,375
Interest	14,944	13,793
Angolan consumption tax and withholding on services	9,796	9,796
Bonuses	6,678	8,900
Seismic and other operating costs	2,277	5,625
General expenses	5,756	5,849
Other	2,519	4,799
Total accrued liabilities	$172,991	$227,418

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

NOTE 11.  SUBSEQUENT EVENTS

On August 7, 2017, we entered into retention agreements with our CEO and CFO, among other officers and employees of the company.  The retention agreements provide for a one–time lump sum payment of $4.0 million for our CEO and $1.5 million for our CFO.  Each of the payments will be subject to clawback and repayment by the applicable officer or employee in the event such officer or employee is terminated with cause or resigns without good reason before the one–year anniversary of the agreement. We have determined that the retention agreements were necessary to ensure that we have the continued services of our management and key employees.  The aggregate amount  of the August 2017 retention payments authorized by our Board of Directors is $16.1 million.

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

OVERVIEW

We are an independent exploration and production company with operations in the deepwater U.S. Gulf of Mexico and offshore Angola and Gabon in West Africa.  In the U.S. Gulf of Mexico, we have four discoveries: North Platte, Shenandoah, Anchor and Heidelberg. Heidelberg began initial production in January 2016, and North Platte, Shenandoah and Anchor are currently being appraised.  In Angola, we have made seven aggregate discoveries offshore Angola on Blocks 20 (Orca, Zalophus, Golfinho and Lontra) and 21 (Cameia, Bicuar and Mavinga).  We also have a non–operated interest in the Diaba block offshore Gabon, where we have one discovery (Diaman).

Operational Highlights

•

In April 2017 and May 2017, we completed additional follow–on debt exchange transactions with certain holders of our outstanding convertible notes whereby we issued an aggregate principal amount of $210.8 million in additional Second Lien Notes in exchange for $6.4 million aggregate principal amount of the 2019 Notes and $357.2 million aggregate principal amount of the 2024 Notes held by these holders.

•

Net production from Heidelberg averaged approximately 3,400 barrels of oil equivalent per day (“boepd”) during the three months ended June 30, 2017, and is currently producing approximately 3,500 boepd on a net basis.

•

In May 2017, we completed North Platte #4 Sidetrack 2 operations.  This well was drilled approximately one–half mile updip of the North Platte #4 Sidetrack 1 location and encountered approximately 400 feet of high quality Lower Wilcox pay.  In June 2017, we completed a bypass for core operation adjacent to the North Platte #4 Sidetrack 2 location and recovered approximately 200 feet of Lower Wilcox conventional core.  Following the abandonment of the wellbore, the Rowan Reliance rig was released from operations on June 26, 2017.

•

In July 2017, we entered into an agreement with Chevron and the other co–owners in the Anchor development to unitize our two leases immediately south of the existing Anchor unit (Green Canyon blocks 850 and 851) into such Anchor unit. We believe the inclusion of these leases in the Anchor unit will optimize the development plan and maximize oil recovery from the Anchor development.  The transfer of these interests and the revised Anchor unit remain subject to customary regulatory approval, following which we would retain our 20% working interest in the revised Anchor unit.

•	The Shenandoah co–owners are continuing to explore development options for the field. Well planning is underway for a drilling operation expected in the first six months of 2018.

•	Marketing efforts with respect to our Gulf of Mexico assets continue. We expect these efforts to conclude in late third quarter of 2017.

Changes to Continuous Operations Regulations

On May 5, 2017, President Trump signed into law the Consolidated Appropriations Act, 2017 (the "CAA").  As mandated by the CAA, on June 9, 2017, the Bureau of Safety and Environmental Enforcement published a final rule revising certain regulations regarding the continuous operation requirements for offshore oil and natural gas leases in the U.S. Gulf of Mexico.  Prior to this rule change, such leases could be held by lessees beyond their primary terms if continuing operations were conducted every 180 days.  Continuing operations includes drilling, well re–working or production in paying quantities. This meant that, absent production from the lease or receipt of a Suspension of Production (an “SOP”), drilling or well re–working operations could not be discontinued for more than 180 days on leases beyond their primary term, or such leases would expire.

The final rule, among other things, changes the continuous operations requirement from 180 days to one year. We believe this is a significant positive development for us.  As previously disclosed, certain of our leases associated with our North Platte, Anchor and Shenandoah discoveries are beyond their primary term and are held by continuous operations, requiring us to conduct operations every 180 days or, absent an SOP or production, lose the related leases. The change from 180 days to one year allows us the flexibility to defer drilling related capital spend up to an additional six months and to appropriately develop technical studies and commercial activities prior to drilling additional wells.

For example, since we finished our well operations at North Platte during the second quarter of 2017, the new rule has extended the deadline by which we will need to either obtain an SOP or recommence drilling or well–reworking operations from the fourth quarter 2017 to the second quarter 2018.  We believe this significantly increases our flexibility in capital allocation and preservation while optimizing the timing and sequencing of our operations.

Angola

On March 8, 2017, we submitted a Notice of Dispute to Sonangol pursuant to the Agreement for the sale by us to Sonangol of the entire issued and outstanding share capital of our indirect wholly–owned subsidiaries, CIE Angola Block 20 Ltd. and CIE Angola Block 21 Ltd., which respectively hold our 40% working interest in each of Block 20 and Block 21 offshore Angola.  Subsequently, we filed a RFA with the ICC against Sonangol for breach of the Agreement.  Through this arbitration proceeding, we are requesting an award against Sonangol in excess of $2 billion dollars, plus applicable interest and costs.  On July 17, 2017, Sonangol filed an Answer to our RFA and Counterclaim, asking for repayment of the $250.0 million initial payment that Sonangol made to us under the Agreement.  The arbitral tribunal is currently being constituted.

We also filed a separate RFA with the ICC against Sonangol P&P seeking recovery of over $174 million, plus applicable interest and costs, representing the joint interest receivable owed to us for operations on Block 21 offshore Angola.  The arbitral tribunal is currently being constituted.

Unless resolved to our satisfaction, we intend to continue to vigorously prosecute these claims in arbitration and seek all available remedies in law and equity.  We also intend to vigorously defend against any counterclaims Sonangol and Sonangol P&P might assert.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Production data:
Oil (MBbls)	277.7	72.7	466.5	128.3
Natural gas (MMcf)	86.2	13.6	141.3	26.7
Natural gas liquids (MBbls)	13.8	2.9	22.1	2.9
Net production (MBOE)	305.9	77.9	512.2	135.7
Average sales price per unit:
Oil (Bbls)	$47.19	$42.33	$48.27	$36.54
Natural gas (Mcf)	3.56	2.96	3.55	2.43
Natural gas liquids (Bbls)	24.43	18.99	26.89	18.96
BOE	44.94	40.74	46.11	35.43
Average unit cost per BOE:
Lease operating expenses	$9.92	$21.87	$11.19	$19.59
Depreciation, depletion and amortization	32.99	55.08	37.04	54.96

Three Months Ended June 30, 2017 Compared With the Three Months Ended June 30, 2016

Net loss for the three months ended June 30, 2017 was $185.6 million compared with $205.5 million for the three months ended June 30, 2016.  The significant factors in the change were (i) a decrease of $113.3 million in dry hole costs and impairments; (ii) a $72.4 million increase in loss on embedded derivatives; (iii) a $25.8 million increase in interest expense; (iv) a $10.8 million increase in other income; and (v) an increase of $10.6 million in oil, natural gas and natural gas liquids revenues.

Oil, natural gas and natural gas liquids revenues for the three months ended June 30, 2017 increased $10.6 million compared with the three months ended June 30, 2016 due to $9.1 million from higher production at Heidelberg and $1.5 million from improved prices.

Seismic and exploration costs increased $4.6 million during the three months ended June 30, 2017 compared with the three months ended June 30, 2016 as a result of an increase of $7.6 million in costs incurred for development studies for our Gulf of Mexico discoveries offset by decreases of $2.4 million in costs in Angola due to lower activity levels and $0.6 million in delay rental payments.

In the three months ended June 30, 2017, we incurred $42.5 million of dry hole costs and impairments.  Of this amount, $37.3 million related to impairment of unproved leaseholds, $5.5 million related to write offs of costs of exploratory wells that had been previously written off and $(0.3) million related to additional Angola impairments.  In the three months ended June 30, 2016, we incurred $155.8 million of dry hole costs and impairments.  Of this amount, $149.9 million related to the write off of costs associated with our Goodfellow #1 exploratory well and related unproved leaseholds, $2.9 million related to impairment of unproved leaseholds and $3.0 million related to write offs of costs of exploratory wells that had been previously written off.

Lease operating expenses for the three months ended June 30, 2017 increased $1.3 million compared with the three months ended June 30, 2016 as the result of $5.0 million of higher costs from increased production at Heidelberg offset by $3.7 million from a lower unit cost per BOE.  Lease operating expenses were $9.92 per BOE in the three months ended June 30, 2017 compared with $21.87 per BOE in the three months ended June 30, 2016.

General and administrative (“G&A”) expenses for the three months ended June 30, 2017 increased $4.8 million compared with the three months ended June 30, 2016.  The increase was primarily attributable to increases of $7.9 million in equity based compensation costs and $5.4 million in legal expenses related to costs associated with our securities related litigation and Angolan arbitrations, offset by an overall decrease in other expenses related to lower activity levels in Angola and our workforce reduction plan that was undertaken in 2016.  The $7.9 million increase in equity based compensation costs is primarily due to an $11.3 million reversal of expense in the three months ended June 30, 2016 related to forfeitures of unvested equity awards associated with our workforce reduction plan.

Depreciation, depletion and amortization (“DD&A”) for the three months ended June 30, 2017 increased $5.8 million compared with the three months ended June 30, 2016 as a result of $12.6 million from increased production at Heidelberg offset by $6.8 million from a lower unit cost per BOE. The lower average DD&A rate per BOE reflects the change that prices and additional wells had on our reserves estimates.  DD&A was $32.99 per BOE in the three months ended June 30, 2017 compared with $55.08 per BOE in the three months ended June 30, 2016.

In the three months ended June 30, 2017, other income of $10.8 million consisted of $11.5 million related to the settlement of claims against XL offset by net losses of $0.7 million related to sales of excess inventory.

Loss on embedded derivatives for the three months ended June 30, 2017 was $72.4 million, which is attributable to changes in the fair value of our long–term debt, expected recovery rates, the risk–neutral probability of default and the risk–free rates.

Interest expense for the three months ended June 30, 2017 increased $25.8 million compared with the three months ended June 30, 2016 due to $21.7 million of increased interest expense related to the effects of the debt exchanges and $16.3 million of decreased interest capitalization as we are no longer capitalizing interest on our Angolan exploratory wells offset by decreases of $8.0 million associated with the amortization of debt discounts and debt issuance costs and $4.2 million associated with our borrowing base facility that was terminated in 2016.

Six Months Ended June 30, 2017 Compared With the Six Months Ended June 30, 2016

Net loss for the six months ended June 30, 2017 was $491.8 million compared with $252.2 million for the six months ended June 30, 2016.  The significant factors in the change were (i) an increase of $124.2 million in dry hole costs and impairments; (ii) $70.5 million increase in loss on embedded derivatives; (iii) an increase of $54.6 million in interest expense; and (iv) an $11.5 million increase in DD&A; offset by (v) an $18.8 million increase in oil, natural gas and natural gas liquids revenues; and (vi) a $6.3 million increase in other income.

Oil, natural gas and natural gas liquids revenues for the six months ended June 30, 2017 increased $18.8 million compared with the six months ended June 30, 2016 due to $13.0 million from higher production at Heidelberg and $5.8 million from improved prices.

Seismic and exploration costs increased $5.6 million during the six months ended June 30, 2017 compared with the six months ended June 30, 2016 as a result of an increase of $15.0 million in costs incurred for development studies for our Gulf of Mexico discoveries offset by decreases of $8.4 million of costs in Angola due to lower activity levels and $1.0 million in delay rental payments for our Gulf of Mexico unproved oil and natural gas leaseholds.

In the six months ended June 30, 2017, we incurred $279.6 million of dry hole costs and impairments.  Of this amount, $236.4 million related to the write off of costs associated with our Shenandoah discovery and $41.8 million related to impairment of unproved leaseholds.  In the six months ended June 30, 2016, we incurred $155.4 million of dry hole costs and impairments.  Of this amount, $149.9 million related to costs associated with the Goodfellow #1 exploratory well and sidetrack and the impairment of the underlying leases and $7.2 million related to impairment of unproved leaseholds.

Lease operating expenses for the six months ended June 30, 2017 increased $3.1 million compared with the six months ended June 30, 2016 as the result of $7.4 million from higher costs from increased production at Heidelberg offset by $4.3 million from a lower unit cost per BOE.  Lease operating expenses were $11.19 per BOE in the six months ended June 30, 2017 compared with $19.59 per BOE in the six months ended June 30, 2016.

G&A expenses for the six months ended June 30, 2017 decreased $4.7 million compared with the six months ended June 30, 2016.  The decrease was primarily attributable to an overall decrease in other expenses related to lower activity levels in Angola and our workforce reduction plan that was undertaken in 2016 offset by increases of

$3.7 million in equity based compensation costs and a $6.7 million increase in legal expenses related to costs associated with our securities related litigation and Angolan arbitrations.

DD&A for the six months ended June 30, 2017 increased $11.5 million compared with the six months ended June 30, 2016 as a result of $20.7 million from increased production at Heidelberg offset by $9.2 million from a lower unit cost per BOE. The lower average DD&A rate per BOE reflects the change that prices and additional wells had on our reserves estimates.  DD&A was $37.04 per BOE in the six months ended June 30, 2017 compared with $54.96 per BOE in the six months ended June 30, 2016.

In the six months ended June 30, 2017, other income of $10.8 million consisted of $11.5 million related to the settlement of claims against XL offset by net losses of $0.8 million related to sales of excess inventory.  In the six months ended June 30, 2016, other income consisted of a gain of $4.4 million on the release of the Block 9 letter of credit.

Loss on embedded derivatives for the six months ended June 30, 2017 was $70.5 million, which is attributable to changes in the fair value of our long–term debt, expected recovery rates, the risk–neutral probability of default and the risk–free rates.

Interest expense for the six months ended June 30, 2017 increased $54.6 million compared with the six months ended June 30, 2016 due to $42.5 million of increased interest expense related to the effects of the debt exchanges and $30.8 million of decreased interest capitalization as we are no longer capitalizing interest on our Angolan exploratory wells offset by decreases of $16.5 million associated with the amortization of debt discounts and debt issuance costs and $2.2 million associated with our borrowing base facility that was terminated in 2016.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, we had approximately $597.0 million in cash and cash equivalents, restricted cash, short–term investments and long–term restricted cash.  This amount (i) includes the $250.0 million paid to us by Sonangol pursuant to the purchase and sale agreement that we intend to retain, along with other payments due to Sonangol, until the matters with respect to the extensions are resolved, and (ii) excludes the $159.1 million receivable (excluding interest and costs) owed to us by Sonangol as disclosed in more detail in “Part I—Item 1. Business – Angola Transaction” in our Annual Report on Form 10–K for the year ended December 31, 2016.

In 2017, we currently expect to spend approximately $250.0 million for our development activities, of which approximately $206.4 million has been spent as of June 30, 2017.  We expect that our cash outlays will significantly decrease for the remainder of 2017 as we completed our drilling activities at our North Platte discovery during the second quarter of 2017.  Total cash outlays in 2017 are currently expected to be approximately $550.0 million, of which approximately $359.0 million has been spent as of June 30, 2017.

Our ongoing capital and operating expenditures will vastly exceed the revenue we expect to receive from our oil and natural gas operations for the foreseeable future.  We expect to incur substantial expenditures and generate significant operating losses as we:

•	progress our North Platte and Anchor discoveries toward project sanction;

•	selectively conduct exploration drilling on our current acreage;

•	incur increased interest expense; and

•	incur expenses related to operating as a public company and compliance with regulatory requirements.

These activities will require that we raise substantial additional funding.  If we are unable to raise substantial additional funding on a timely basis or on acceptable terms, we may be required to significantly curtail our exploration, appraisal and development activities or sell assets.

In assessing whether there is substantial doubt about our ability to continue as a going concern, we considered our projected cash inflows and outflows as well as any cash related covenants associated with our financing structure.  The indentures governing our Secured Notes contain certain covenants including the maintenance of a minimum consolidated cash balance (as defined in such indenture) of at least $200.0 million.  If we are unsuccessful in our current marketing efforts with respect to the sale of our Gulf of Mexico assets and do not make or receive any payments to or from Sonangol, we expect our projected cash balance would be out of compliance with the minimum consolidated cash balance covenant during the first quarter of 2018. Thus, we have concluded that there is substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is subject to, among other factors, (i) our ability to monetize assets, obtain financing or refinance existing indebtedness and continue our cost cutting efforts; (ii) the production rates achieved from Heidelberg; (iii) oil and natural gas prices; (iv) the number of commercially viable hydrocarbon discoveries made and the quantities of hydrocarbons discovered; (v) the speed and cost with which we can bring such discoveries to production; (vi) whether and to what extent we invest in additional oil leases and concessional licenses; and (vii) the actual cost of exploration, appraisal and development of our prospects.

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

Marketing efforts with respect to our Gulf of Mexico assets continue.   We expect these efforts to conclude in late third quarter of 2017.

If we become unable to continue as a going concern, we may find it necessary to file a voluntary petition for reorganization under the Bankruptcy Code in order to provide us additional time to identify an appropriate solution to our financial situation and implement a plan of reorganization aimed at improving our capital structure.

Long–term Debt

As of June 30, 2017, we have $2,840.8 million in aggregate principal amount of long–term debt outstanding.  For additional information about our long–term debt, please see “Part I—Financial Information—Item 1. Financial Statements” contained herein.

Cash Flows

Cash flows provided by (used in) type of activity were as follows:

	Six Months Ended June 30,
	2017	2016
Operating activities	$(151,287)	$(51,323)
Investing activities	(251,482)	137,109
Financing activities	—	—

Operating Activities

Cash flows from operating activities used $151.3 million and $51.3 million in the six months ended June 30, 2017 and 2016, respectively.  The significant factors in the change were $42.2 million of increased interest payments, $19.6 million related to the final payment under the amendment of the Rowan contract and an unfavorable change in working capital offset by our decreased cash operating expenditures.

Investing Activities

During the six months ended June 30, 2017, cash flows provided by investing activities consisted of $345.8 million in proceeds from maturity of our held–to–maturity investments offset by $390.9 million of purchases of held–to–maturity investments and $206.4 million for additions to our oil and natural gas properties.

During the six months ended June 30, 2016, cash flows provided by investing activities consisted of $1,571.7 million in proceeds from maturity of our held–to–maturity investments offset by $1,039.9 million of purchases of held–to–maturity investments, $391.3 million for additions to our oil and natural gas properties and $3.4 million of additions to other property.

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

We may use options (including floors and collars) and fixed price swaps to mitigate the impact of downward swings in commodity prices to our cash flows.  While we currently have no outstanding hedges or similar instruments, any such contracts would be settled with cash and would not require the delivery of physical volumes to satisfy settlement.  While in times of rising commodity prices this strategy may result in our having lower net cash inflows than we would otherwise have if we had not utilized these instruments, management believes the risk reduction benefits of such a strategy could outweigh the potential costs.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

On August 7, 2017, we entered into retention agreements with our CEO and CFO, among other officers and employees of the company.  The retention agreements provide for a one–time lump sum payment of $4.0 million for our CEO and $1.5 million for our CFO.  Each of the payments will be subject to clawback and repayment by the applicable officer or employee in the event such officer or employee is terminated with cause or resigns without good reason before the one–year anniversary of the agreement. We have determined that the retention agreements were necessary to ensure that we have the continued services of our management and key employees.  The aggregate amount of these August 2017 retention payments authorized by our Board of Directors is $16.1 million.

ITEM 6.  EXHIBITS

The exhibits listed below are filed or furnished as part of this report:

3.1

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Cobalt International Energy, Inc. dated June 16, 2017 (incorporated by reference from Exhibit 3.1 to Cobalt International Energy, Inc.’s Current Report on Form 8–K filed with the SEC on June 16, 2017)

10.1

Exchange Agreement, dated April 24, 2017, among Cobalt International Energy, Inc., the Guarantors party thereto and the Holders named in Schedule I thereto (incorporated by reference from Exhibit 10.1 to Cobalt International Energy, Inc.’s Current Report on Form 8–K filed with the SEC on April 24, 2017)

10.2

Second Supplemental Indenture, dated as of April 24, 2017, among Cobalt International Energy, Inc., the Guarantors party thereto and Wilmington Trust, National Association related to the 7.75% Second Lien Senior Secured Notes due 2023 (incorporated by reference from Exhibit 10.2 to Cobalt International Energy, Inc.’s Current Report on Form 8–K filed with the SEC on April 24, 2017)

10.3

Exchange Agreement, dated May 18, 2017, among Cobalt International Energy, Inc., the Guarantors party thereto and the Holders named in Schedule I thereto (incorporated by reference from Exhibit 10.1 to Cobalt International Energy, Inc.’s Current Report on Form 8–K filed with the SEC on May 18, 2017)

10.4

Third Supplemental Indenture, dated as of May 18, 2017, among Cobalt International Energy, Inc., the Guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent (incorporated by reference from Exhibit 10.2 to Cobalt International Energy, Inc.’s Current Report on Form 8–K filed with the SEC on May 18, 2017)

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

Dated: August 8, 2017

EXHIBIT INDEX

3.1

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Cobalt International Energy, Inc. dated June 16, 2017 (incorporated by reference from Exhibit 3.1 to Cobalt International Energy, Inc.’s Current Report on Form 8–K filed with the SEC on June 16, 2017)

10.1

Exchange Agreement, dated April 24, 2017, among Cobalt International Energy, Inc., the Guarantors party thereto and the Holders named in Schedule I thereto (incorporated by reference from Exhibit 10.1 to Cobalt International Energy, Inc.’s Current Report on Form 8–K filed with the SEC on April 24, 2017)

10.2

Second Supplemental Indenture, dated as of April 24, 2017, among Cobalt International Energy, Inc., the Guarantors party thereto and Wilmington Trust, National Association related to the 7.75% Second Lien Senior Secured Notes due 2023 (incorporated by reference from Exhibit 10.2 to Cobalt International Energy, Inc.’s Current Report on Form 8–K filed with the SEC on April 24, 2017)

10.3

Exchange Agreement, dated May 18, 2017, among Cobalt International Energy, Inc., the Guarantors party thereto and the Holders named in Schedule I thereto (incorporated by reference from Exhibit 10.1 to Cobalt International Energy, Inc.’s Current Report on Form 8–K filed with the SEC on May 18, 2017)

10.4

Third Supplemental Indenture, dated as of May 18, 2017, among Cobalt International Energy, Inc., the Guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent (incorporated by reference from Exhibit 10.2 to Cobalt International Energy, Inc.’s Current Report on Form 8–K filed with the SEC on May 18, 2017)

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