Form 10-Q
period 2017-09-30
Cobalt International Energy, Inc.
filed 2017-11-02
CIK 1471261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Number of shares of the registrant’s common stock outstanding at September 30, 2017: 29,916,693 shares.

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

COBALT INTERNATIONAL ENERGY, INC.

Cobalt International Energy, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except number of shares and par value amounts)

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$200,445	$613,534
Restricted cash	11,274	2,517
Joint interest and other receivables	186,239	167,573
Other current assets	34,628	23,149
Investments	325,235	340,418
Total current assets	757,821	1,147,191

Oil and natural gas properties, net of accumulated depletion of $48,610 and $20,204 as of September 30, 2017 and December 31, 2016, respectively	920,776	1,078,885
Other property, net of accumulated depreciation and amortization of $9,491 and $8,426, as of September 30, 2017 and December, 31, 2016, respectively	2,837	3,902
Other assets	10,950	500
Total assets	$1,692,384	$2,230,478

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other accounts payable	$26,280	$36,954
Accrued liabilities	193,604	227,418
Accrued contract amendment costs	—	19,582
Angolan preliminary consideration	250,000	250,000
Total current liabilities	469,884	533,954

Long-term debt	2,496,310	2,479,349
Long-term derivative liabilities	186,427	50,123
Asset retirement obligations	8,486	6,523
Other long-term liabilities	1,721	1,863

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value per share; 133,333,333 shares authorized, 29,624,874 and 29,422,864 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	296	294
Additional paid-in capital	4,236,432	4,223,729
Accumulated deficit	(5,707,172)	(5,065,357)
Total stockholders’ equity	(1,470,444)	(841,334)
Total liabilities and stockholders’ equity	$1,692,384	$2,230,478

See accompanying notes to unaudited condensed consolidated financial statements.

Cobalt International Energy, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Oil, natural gas and natural gas liquids revenues	$14,427	$4,228	$38,043	$9,037

Operating costs and expenses:
Seismic and exploration costs	11,522	21,228	32,605	36,719
Dry hole costs and impairments	45,983	50,346	325,574	205,735
Loss on amendment of contract	—	95,908	—	95,908
Lease operating expenses	2,638	2,373	8,371	5,031
General and administrative expenses	19,934	31,251	66,558	82,571
Accretion expense	296	102	883	306
Depreciation, depletion and amortization	10,500	7,183	29,472	14,642
Total operating costs and expenses	90,873	208,391	463,463	440,912

Operating loss	(76,446)	(204,163)	(425,420)	(431,875)

Other (expense) income, net:
Other income	169	—	10,870	4,375
Loss on embedded derivatives	(32,664)	—	(103,194)	—
Interest income	1,478	990	4,683	3,781
Interest expense	(42,155)	(15,034)	(128,380)	(46,650)
Total other expense, net	(73,172)	(14,044)	(216,021)	(38,494)

Net loss	$(149,618)	$(218,207)	$(641,441)	$(470,369)

Basic and diluted loss per share	$(5.05)	$(7.98)	$(21.72)	$(17.21)

Weighted average common shares outstanding (basic and diluted)	29,606	27,359	29,532	27,330

See accompanying notes to unaudited condensed consolidated financial statements.

Cobalt International Energy, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2016	$294	$4,223,729	$(5,065,357)	$(841,334)
Cumulative effect of change in accounting for equity based compensation	—	374	(374)	—
Equity based compensation	—	7,707	—	7,707
Effect of equity award modification	—	4,624	—	4,624
Issuance of common stock	2	(2)	—	—
Net loss	—	—	(641,441)	(641,441)
Balance, September 30, 2017	$296	$4,236,432	$(5,707,172)	$(1,470,444)

See accompanying notes to unaudited condensed consolidated financial statements.

Cobalt International Energy, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(641,441)	$(470,369)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Dry hole costs and impairments	325,574	205,735
Equity based compensation	7,620	11,052
Accretion expense	883	306
Depreciation, depletion and amortization	29,472	14,642
Loss on embedded derivatives	103,194	—
Amortization of premium on investment securities	121	129
Amortization of debt discount and debt issuance costs	26,172	77,041
Other	(192)	—
Changes in operating assets and liabilities:
Joint interest and other receivables	(17,140)	6,748
Other current assets	(1,934)	41,313
Trade and other accounts payable	(7,757)	39,751
Accrued liabilities	18,659	(66,134)
Accrued contract amendment costs	(19,582)	50,908
Other	(3,934)	14,040
Net cash flows used in operating activities	(180,285)	(74,838)

Cash flows from investing activities:
Additions to oil and natural gas properties	(225,896)	(545,874)
Capital expenditures for other property	—	(3,480)
Proceeds from maturity of investment securities	542,006	2,732,291
Purchase of investment securities	(528,472)	(1,805,516)
Net cash flows (used in) provided by investing activities	(212,362)	377,421

Cash flows from financing activities - payment to settle equity based compensation awards	(1,285)	—

(Decrease) increase in cash, cash equivalents and restricted cash	(393,932)	302,583
Cash, cash equivalents and restricted cash — beginning of year	616,051	138,886
Cash, cash equivalents and restricted cash — end of period	$222,119	$441,469

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

As of September 30, 2017, we had $547.3 million in cash and cash equivalents, restricted cash, short–term investments and long–term restricted cash and $2,840.8 million in aggregate principal amount of long–term debt outstanding.  We have interest payments of $167.0 million due on our outstanding long–term debt in the next twelve months, including an interest payment of $12.3 million due on November 15, 2017 on our 2024 Notes (as described below).  In addition, we continue to incur significant net losses, which has caused us to have a stockholders’ deficit of $1,470.4 million as of September 30, 2017.

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

In assessing whether there is substantial doubt about our ability to continue as a going concern, we considered our projected cash inflows and outflows as well as any cash related covenants associated with our financing structure.  The indentures governing our 10.75% first lien notes due 2021 (the “First Lien Notes”) and our 7.75% second lien notes due 2023 (the “Second Lien Notes” and together with the First Lien Notes, the “Secured Notes”) contain certain covenants including the maintenance of a minimum consolidated cash balance (as defined in such indenture) of at least $200.0 million.  If we are unsuccessful in our current marketing efforts with respect to the sale of our Gulf of Mexico assets and do not make or receive any payments to or from Sonangol, we expect our projected cash balance would be out of compliance with the minimum consolidated cash balance covenant during the first quarter of 2018. If the holders of the Secured Notes were to accelerate the indebtedness under the Secured Notes as a result of such default, such acceleration would cause a cross–default or cross–acceleration of all of our other outstanding indebtedness. Such a cross–default or cross–acceleration could have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. If an event of default occurs, or if other debt agreements cross–default, and the lenders under the affected debt agreements accelerate the maturity of the debt outstanding, we will not have sufficient liquidity to repay all of our outstanding indebtedness. Thus, we have concluded that there is substantial doubt about our ability to continue as a going concern.

On October 10, 2017, we received a notification from the New York Stock Exchange (“NYSE”) that we are no longer in compliance with the continued listing standards because our average global market capitalization had fallen below $50.0 million for 30 consecutive trading days and our stockholders’ equity was less than $50.0 million. If we are unable to maintain compliance with the NYSE listing requirements, our common stock will be delisted from the NYSE, which would constitute a “fundamental change” under the terms of the indentures governing our 2.625% Convertible Senior Notes due 2019 (the “2019 Notes”) and our 3.125% Convertible Senior Notes due 2024 (the “2024 Notes” and together with our 2019 Notes, the “Convertible Notes”). In such case, we could be required to repurchase for cash any such Convertible Notes. A requirement by such holders for us to repurchase some or all of such notes for cash would cause a cross–default or cross–acceleration of all of our other outstanding indebtedness.

Cobalt International Energy, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

There can be no assurance that we will be able to obtain additional funding on satisfactory terms or at all.  In addition, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs and support our growth.  If additional funding cannot be obtained on a timely basis and on satisfactory terms, then our operations would be materially negatively impacted.  We have engaged Houlihan Lokey, Inc. as financial advisor and Kirkland & Ellis LLP as special legal advisor to advise management and our board of directors regarding potential strategic alternatives to enhance liquidity and address our current capital structure. Such strategic alternatives may include asset sales or liquidity–enhancing transactions that we have commenced previously, as well as restructuring some or all of our debt to preserve cash flow which may include seeking private restructuring or reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code").

The marketing efforts with respect to our Gulf of Mexico assets continue, but have taken longer than anticipated. If we are unable to sell our Gulf of Mexico assets or the entire company on favorable terms or at all, or enter into an alternative strategic transaction, we may seek bankruptcy protection to continue our efforts to restructure our business and capital structure and may have to liquidate our assets and may receive less than the value at which those assets are carried on our unaudited condensed consolidated financial statements.

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

Cobalt International Energy, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014–09, Revenue from Contracts with Customers. This ASU superseded virtually all of the revenue recognition guidance in generally accepted accounting principles in the United States. The core principle of the five–step model is that an entity will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Entities can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. The provisions of ASU 2014–09 are applicable to annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. We plan to adopt ASU 2014-09 as of January 1, 2018 using the modified retrospective method with the cumulative effect, if any, of initial adoption to be recognized at the date of initial application. We have analyzed ASU 2014–09 and have determined the adoption will not have a material impact on our unaudited condensed consolidated financial statements.  We continue to analyze ASU 2014–09 to determine the impact on our related disclosures.

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

	Prior to Adoption (1)	After Adoption
Nine months ended September 30, 2016:
Amortization of premium on investments	$472	$129
Joint interest and other receivables	6,411	6,748
Net cash flows used in operating activities	(74,832)	(74,838)
Change in restricted funds	14,492	—
Proceeds from maturity of investment securities	1,463,268	2,732,291
Purchase of investment securities	(639,556)	(1,805,516)
Net cash flows provided by investing activities	288,850	377,421
Increase in cash, cash equivalents and restricted cash	214,018	302,583

(1)	Amounts are after reclassification of Angolan operations to no longer reflect these operations as discontinued.

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

No other new accounting pronouncements issued or effective during the nine months ended September 30, 2017 had or are expected to have a material impact on our unaudited condensed consolidated financial statements.

NOTE 2.  INVESTMENTS

Our investments in held–to–maturity securities consist of the following:

	September 30, 2017	December 31, 2016
Corporate securities	$152,807	$227,854
Commercial paper	287,308	292,466
U.S. Treasury securities	—	161,778
Total	$440,115	$682,098

Cobalt International Energy, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

These investments are recorded in our unaudited condensed consolidated balance sheets as follows:

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$114,880	$341,680
Short-term investments (1)	325,235	340,418
	$440,115	$682,098

(1)	As of December 31, 2016, $9.1 million of these investments served as collateral for certain of our obligations.

At September 30, 2017 and December 31, 2016, the contractual maturities of our investments were within one year.  Actual maturities may differ from contractual maturities as some borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

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

Recurring Basis

The following table presents the fair value hierarchy for our liabilities that are required to be measured at fair value on a recurring basis:

		Fair Value Measurements at the End of the Reporting Period
	Fair Value	Level 1	Level 2	Level 3
As of September 30, 2017:
Embedded derivative liabilities:
10.75% first lien notes due 2021	$14,670	$—	$—	$14,670
7.75% second lien notes due 2023	171,757	—	—	171,757
Total	$186,427	$—	$—	$186,427

As of December 31, 2016:
Embedded derivative liabilities:
10.75% first lien notes due 2021	$27,012	$—	$—	$27,012
7.75% second lien notes due 2023	23,111	—	—	23,111
Total	$50,123	$—	$—	$50,123

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

Cobalt International Energy, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The reconciliation of changes in the fair value of our embedded derivatives is as follows:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Beginning of period	$153,763	$50,123
Issuance of additional 7.75% second lien notes due 2023	—	33,110
Change in fair value	32,664	103,194
End of period	$186,427	$186,427

Nonrecurring Basis

In the three months ended September 30, 2017, we performed an assessment taking into consideration various factors, including a recent sale in the area, and recorded an impairment charge of $43.3 million to write down our Diaman discovery and related unproved leaseholds offshore Gabon to $2.0 million.

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

There were no significant unrecognized holding gains or losses related to our held–to–maturity investments as of September 30, 2017 and December 31, 2016.  Accordingly, the carrying value of our held–to–maturity investments approximates their fair value.  Our held–to–maturity investments are not traded on a public exchange and the fair value of these investments is based on inputs using valuations obtained from independent brokers.  As these valuations use readily observable market parameters that are actively quoted and can be validated through external sources, we have categorized these investments as Level 2.

The estimated fair values of our long–term debt are as follows:

	September 30, 2017	December 31, 2016
10.75% first lien notes due 2021	$492,500	$482,250
7.75% second lien notes due 2023	592,461	327,449
2.625% convertible senior notes due 2019	146,278	305,378
3.125% convertible senior notes due 2024	142,625	332,344
	$1,373,864	$1,447,421

The fair values of our long–term debt were estimated using quoted market prices.  As these valuations use quoted prices in active markets for identical assets or liabilities, we have categorized the long–term debt as Level 1.

Cobalt International Energy, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

NOTE 4. OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties consist of the following:

	September 30, 2017	December 31, 2016
Proved oil and natural gas properties:
Well and development costs	$128,517	$118,245
Accumulated depletion	(48,610)	(20,204)
Total proved oil and natural gas properties	79,907	98,041

Unproved oil and natural gas properties:
Oil and natural gas leaseholds	570,553	651,295
Accumulated valuation allowance	(467,933)	(507,198)
	102,620	144,097
Exploratory wells	738,249	836,747
Total unproved oil and natural gas properties	840,869	980,844

Total oil and natural gas properties, net	$920,776	$1,078,885

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

The net changes in the costs of capitalized exploratory wells (excluding any related leasehold costs) are as follows:

	2017	2016
Balance as of January 1	$836,747	$1,727,181
Additions to capitalized exploration
Exploratory well costs	139,568	416,825
Capitalized interest	44,413	89,067
Amounts charged to expense (1)	(282,479)	(152,798)
Balance as of September 30	$738,249	$2,080,275

(1)

Amounts represent dry hole costs impairments related to exploratory wells which did not encounter commercial hydrocarbons or where it was determined that sufficient progress was not being made.  Of the $282.5 million in 2017, $236.4 million relates to our Shenandoah discovery which was written off following the suspension of appraisal activity by the operator and $43.3 million relates to our Diaman exploratory well offshore Gabon (see Note 3).  Of the $152.8 million in 2016, $149.6 million relates to the Goodfellow #1 exploratory well and sidetrack.

As of September 30, 2017, capitalized exploratory wells costs of $431.1 million associated with our North Platte, and Anchor discoveries have been suspended for a period greater than one year after completion of drilling.  As of

Cobalt International Energy, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

December 31, 2016, capitalized exploratory well costs of $609.9 million associated with our North Platte, Anchor, Shenandoah and Diaman discoveries have been suspended for a period greater than one year after completion.

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

NOTE 5.  LONG–TERM DEBT, NET

Long–term debt, net consisted of the following:

	September 30, 2017	December 31, 2016
10.75% first lien notes due 2021:
Principal outstanding	$500,000	$500,000
Unamortized discount (1)	(30,438)	(34,416)
Carrying amount	469,562	465,584

7.75% second lien notes due 2023:
Principal outstanding	934,732	584,732
Unamortized discount (2)	(19,929)	(54,856)
Carrying amount	914,803	529,876

2.625% convertible senior notes due 2019:
Principal outstanding	619,167	763,446
Unamortized discount and debt issuance costs (3)	(68,061)	(109,689)
Carrying amount	551,106	653,757

3.125% convertible senior notes due 2024:
Principal outstanding	786,895	1,204,145
Unamortized discount and debt issuance costs (4)	(226,056)	(374,013)
Carrying amount	560,839	830,132

Total	$2,496,310	$2,479,349

(1)	Effective interest rate of 12.6%
(2)	Effective interest rate of 8.2%
(3)	Effective interest rate of 8.2%
(4)	Effective interest rate of 8.9%

In the nine months ended September 30, 2017, we consummated three follow–on debt exchange transactions (the “Transactions”) with certain holders (the “Holders”) of our outstanding 2019 Notes and 2024 Notes whereby we issued an aggregate principal amount of $350.0 million in additional Second Lien Notes in exchange for $144.3 million aggregate principal amount of the 2019 Notes and $417.2 million aggregate principal amount of the 2024 Notes held by the Holders.  We have fully utilized the availability under our senior secured indentures to issue additional second lien secured indebtedness.

Our Secured Notes have requirements to pay an applicable premium upon a change in control or an event of default and also have a requirement to repay amounts outstanding using the proceeds from an asset sale.  These requirements were determined to be an embedded derivative that requires us to bifurcate and fair value the derivative as of the date of each of the Transactions and to fair value the derivative as of each subsequent reporting

Cobalt International Energy, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

date (see Note 3).  As of September 30, 2017, we recognized additional derivative liabilities of $33.1 million for our Second Lien Notes, which decreased the carrying value of these notes.

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

In March 2015, the Court entered an order consolidating the Neuman lawsuit with the St. Lucie lawsuit (the “Consolidated Action”) and also entered an order in the Consolidated Action appointing Lead Plaintiffs and Lead Counsel. Lead Plaintiffs filed their consolidated amended complaint in May 2015. Among other remedies, the Consolidated Action seeks damages in an unspecified amount, along with an award of attorney fees and other costs and expenses to the plaintiffs. We filed a motion to dismiss the consolidated amended complaint in June 2015, and the other defendants also filed motions to dismiss. The Court denied our motion to dismiss in January 2016, and, in March 2016, the Court also denied our motion requesting that the Court certify its order on the motions to dismiss so that we may seek interlocutory appellate review of the order.   In June 2017, the Court certified a class of all persons and entities who purchased or otherwise acquired our securities between March 1, 2011 and November 3, 2014.  In July 2017, we filed a petition for permission to file an interlocutory appeal challenging the class certification order.  On August 4, 2017, the Fifth Circuit Court of Appeals granted our petition for permission to file the interlocutory appeal, and we filed our appeal on October 10, 2017.  The matter remains ongoing.

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

In May 2016, we filed suit against XL Specialty Insurance Company (“XL”) in Harris County District Court in Houston, Texas.  We assert XL improperly denied coverage for insurance claims made in July 2012 and other claims subsequently submitted to them in connection with our defending against the St. Lucie lawsuit and other investigations and actions.   In December 2016, we amended our petition to add Axis Insurance Company (“Axis”).   Axis provides coverage in excess of the XL policy’s limit of liability.  We allege breach of contract, violation of the Texas Prompt Payment of Claims Act, and seek a declaratory judgment that XL and Axis are obligated to pay any additional loss suffered by us due to the circumstances, investigation, and claims described in the suit.  In December 2016, we also amended our petition to add claims against Illinois National Insurance Company, an AIG subsidiary (“AIG”), which served as our insurer after XL.  Against AIG, we allege breach of contract, violation of the Texas Prompt Payment of Claims Act, violation of the Texas Deceptive Trade Practices-Consumer Protection Act, and seek a declaratory judgment that AIG is obligated to pay any additional loss suffered by us due to the circumstances, investigations, and actions related to the Lontra and/or Loengo wells.  In April 2017, we and certain of our current and former officers and directors (the “Intervenors”) settled claims against XL pursuant to which XL paid $11.5 million.  In October 2017, we and the Intervenors settled claims against Axis pursuant to which Axis has agreed to pay $6.65 million. We continue to pursue our claims against AIG.

The XL settlement proceeds are included in “Other income” in our unaudited condensed consolidated statements of operations for the nine months ended September 30, 2017.  Of the $11.5 million, $10.4 million is being held in escrow for the benefit of the insured persons under the XL policy.  This restricted cash is included in “Other assets” in our unaudited condensed consolidated balance sheets.

We are vigorously defending against the current lawsuits and do not believe they will have a material adverse effect on our business. However, we cannot predict the occurrence or outcome of these proceedings with certainty, and if we are unsuccessful in these litigations and any loss exceeds our available insurance, this could have a material adverse effect on our results of operations.

On March 8, 2017, we submitted a Notice of Dispute to Sonangol pursuant to the purchase and sale agreement (the “Agreement”) for the sale by us to Sonangol of the entire issued and outstanding share capital of our indirect wholly–owned subsidiaries, CIE Angola Block 20 Ltd. and CIE Angola Block 21 Ltd., which respectively hold our 40% working interest in each of Block 20 and Block 21 offshore Angola.  Subsequently, we filed a Request for Arbitration (“RFA”) with the International Chamber of Commerce (“ICC”) against Sonangol for breach of the Agreement.  Through this arbitration proceeding, we are requesting an award against Sonangol in excess of $2

Cobalt International Energy, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

billion, plus applicable interest and costs.  On July 17, 2017, Sonangol filed an Answer to our RFA and Counterclaim, asking for repayment of the $250.0 million initial payment that Sonangol made to us under the Agreement.  The arbitral tribunal has been constituted, and we are in the process of agreeing with the parties the Terms of Reference for the arbitration.

We also filed a separate RFA with the ICC against Sonangol Pesquisa e Produção, S.A. (“Sonangol P&P”) seeking recovery of over $178.9 million, including applicable interest and costs, representing the joint interest receivable owed to us for operations on Block 21 offshore Angola.  The arbitral tribunal has been constituted, the Terms of Reference agreed, and the parties are currently working with the tribunal on a procedural timetable for the arbitration hearings.

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

Settlement of Equity–Based Awards

In August 2017, we entered in retention agreements with certain of our officers (see Note 10).  Included in these agreements were payments totaling $12.2 million for the repurchase of certain PSUs and RSUs (collectively, the “Awards”) that had been issued to these officers in February.  Each of the payments is subject to clawback and repayment by the applicable officer in the event such officer is terminated with cause or resigns without good reason before the one–year anniversary of the agreement.  The repurchase of the Awards was accounted for as a modification of the original Awards with a revised service period of 18 months (date of grant through the end of the clawback period).

As the Awards were not vested as of the repurchase date, we recognized $7.0 million of equity compensation cost in the three months and nine months ended September 30, 2017.  This amount corresponds to the percentage of the service period that had been rendered prior to the modification date.  The remainder of the equity compensation cost will be recognized over the remaining service period of the Awards.

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

Cobalt International Energy, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

vesting.  We account for forfeitures as they occur rather than by applying an estimated forfeiture rate at the time of grant.

The following table presents the equity compensation costs recognized in our unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Equity awards	$1,082	$5,237	$7,707	$8,068
Effect of equity award modification	7,031	—	7,031	—
Liability awards	(15)	1,339	(87)	2,984
Total	$8,098	$6,576	$14,651	$11,052

These costs are included in “General and administrative expenses” in our unaudited condensed consolidated statements of operations.  As of September 30, 2017, there was $21.7 million of unrecognized equity compensation costs which are expected to be recognized over a weighted average period of 1.2 years.

NOTE 8.  EARNINGS PER SHARE

A reconciliation of the number of shares used for the basic and diluted loss per share computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average common shares outstanding (basic and diluted)	29,606	27,359	29,532	27,330

Anti-dilutive shares excluded from diluted loss per share (1)	4,100	7,004	4,602	7,004

(1)

Includes restricted stock awards, non–qualified stock options, PSUs, RSUs, stock appreciation rights, the 2019 Notes and the 2024 Notes that are potentially issuable as their effect, if included, would have been anti–dilutive.

NOTE 9.  OTHER SUPPLEMENTAL INFORMATION

Cash, cash equivalents and restricted cash are recorded in our unaudited condensed consolidated balance sheet as follows:

	As of September 30,
	2017	2016
Cash and cash equivalents	$200,445	$294,189
Restricted cash	11,274	147,280
Other assets	10,400	—
Cash, cash equivalents and restricted cash	$222,119	$441,469

The restricted cash serves as collateral for certain of our obligations and is invested in interest–bearing accounts.  The $10.4 million of restricted cash included in other assets consists of the funds held in escrow for the benefit of the insured persons under the XL policy (see Note 6).

Cobalt International Energy, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Supplemental noncash transactions are as follows:

	As of September 30,
	2017	2016
Non-cash disclosure - changes in accrued capital expenditures	$(55,251)	$(9,241)

Accrued liabilities consist of the following:

	September 30,	December 31,
	2017	2016
Costs for additions to oil and natural gas properties	$5,443	$73,808
Social obligation payments	86,206	86,473
Funds from release of letter of credit on Block 9	18,375	18,375
Interest	56,703	13,793
Angolan consumption tax and withholding on services	9,796	9,796
Bonuses	2,419	8,900
Seismic and other operating costs	8,658	5,625
General expenses	4,933	5,849
Other	1,071	4,799
Total accrued liabilities	$193,604	$227,418

NOTE 10.  OTHER MATTERS

In March 2017, the SEC informed us by telephone that they have initiated an informal inquiry regarding the Sonangol Research and Technology Center (the “Technology Center”).  As background, in December 2011, we executed the Block 20 Production Sharing Contract under which we and BP Exploration Angola (Kwanza Benguela) Limited are required to make certain social contributions to Sonangol, including for the Technology Center.  In March 2017, we also received a voluntary request for information regarding such inquiry.  We believe our activities in Angola have complied with all applicable laws, including the Foreign Corrupt Practices Act.  We have been cooperating with the SEC, and have been providing requested information regarding the Technology Center and other aspects of our Angolan operations.

In August 2017, we entered into retention agreements with certain of our officers and employees.  The retention agreements provided for one–time lump sum payments totaling $16.1 million.  Of this amount, $12.2 million was paid to certain officers for the repurchase of the Awards (see Note 7) and $3.9 million was paid as retention bonuses to certain employees.  Each of the payments is subject to clawback and repayment by the applicable officer and employee in the event such officer or employee is terminated with cause or resigns without good reason before the one–year anniversary of the agreement.  As of September 30, 2017, $13.2 million of these payments, consisting of equity compensation costs of $9.8 million (see Note 7) and compensation expense of $3.4 million, are included in “Other current assets” in our unaudited condensed consolidated balance sheets and will be recognized over the remaining service period.  In the three months and nine months ended September 30, 2017, $7.5 million of these payments are included in “General and administrative expenses” in our unaudited condensed consolidated statements of operations.

NOTE 11.  SUBSEQUENT EVENTS

As described in more detail in Note 6, in October 2017, we and the Intervenors settled claims against Axis pursuant to which Axis has agreed to pay $6.65 million. We continue to pursue our claims against AIG.

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

Operational Highlights

•

Net production from Heidelberg averaged approximately 3,450 barrels of oil equivalent per day (“boepd”) during the three months ended September 30, 2017, and is currently producing approximately 3,400 boepd on a net basis.

•

During the third quarter of 2017 we completed the North Platte appraisal program and are currently planning to file for a suspension of production (“SOP”) during the fourth quarter of 2017.  As a contingency to the SOP process, we are also currently in the planning stages for a North Platte #5 well.

•

At Anchor, the operator plans to file an application with the Bureau of Safety and Environmental Enforcement to expand the existing Anchor unit to include the two leases located immediately south of the unit (Green Canyon blocks 850 and 851).  Assignments submitted for the south Anchor leases were approved by the Bureau of Ocean Energy Management in August 2017.  The operator currently intends to file for an SOP for the Anchor unit.

•	At Shenandoah, the operator is currently concluding studies to verify the suitability of a more cost effective facility as the production host and is also evaluating future drilling options.

Angola

On March 8, 2017, we submitted a Notice of Dispute to Sonangol pursuant to the Agreement for the sale by us to Sonangol of the entire issued and outstanding share capital of our indirect wholly–owned subsidiaries, CIE Angola Block 20 Ltd. and CIE Angola Block 21 Ltd., which respectively hold our 40% working interest in each of Block 20 and Block 21 offshore Angola.  Subsequently, we filed a RFA with the ICC against Sonangol for breach of the Agreement.  Through this arbitration proceeding, we are requesting an award against Sonangol in excess of $2 billion dollars, plus applicable interest and costs.  On July 17, 2017, Sonangol filed an Answer to our RFA and Counterclaim, asking for repayment of the $250.0 million initial payment that Sonangol made to us under the Agreement.  The arbitral tribunal has been constituted, and we are in the process of agreeing with the parties the Terms of Reference for the arbitration.

We also filed a separate RFA with the ICC against Sonangol P&P seeking recovery of over $178.9 million, including applicable interest and costs, representing the joint interest receivable owed to us for operations on Block 21 offshore Angola.  The arbitral tribunal has been constituted, the Terms of Reference agreed, and the parties are currently working with the tribunal on a procedural timetable for the arbitration proceedings.

Unless resolved to our satisfaction, we intend to continue to vigorously prosecute these claims in arbitration and seek all available remedies in law and equity.  We also intend to vigorously defend against any counterclaims Sonangol and Sonangol P&P might assert.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Production data:
Oil (MBbls)	286.4	97.7	752.9	226.0
Natural gas (MMcf)	94.0	25.6	235.3	52.3
Natural gas liquids (MBbls)	15.4	3.2	37.5	6.2
Net production (MBOE)	317.5	105.2	829.7	240.9
Average sales price per unit:
Oil (Bbls)	$47.67	$41.75	$48.04	$38.79
Natural gas (Mcf)	3.27	3.28	3.44	2.85
Natural gas liquids (Bbls)	30.33	20.03	28.30	19.52
BOE	45.44	40.19	45.85	37.51
Average unit cost per BOE:
Lease operating expenses	$8.31	$22.56	$10.09	$20.88
Depreciation, depletion and amortization	33.07	68.29	35.52	60.78

Three Months Ended September 30, 2017 Compared With the Three Months Ended September 30, 2016

Net loss for the three months ended September 30, 2017 was $149.6 million compared with $218.2 million for the three months ended September 30, 2016.  The significant factors in the change were (i) a decrease of $95.9 million in loss on the amendment of our Rowan contract, (ii) a decrease of $11.3 million in general and administrative (“G&A”) expenses and (iii) a $10.2 million increase in oil, natural gas and natural gas liquids revenues offset by (iv) a $32.7 million increase in loss on embedded derivatives and (v) a $27.1 million increase in interest expense.

Oil, natural gas and natural gas liquids revenues for the three months ended September 30, 2017 increased $10.2 million compared with the three months ended September 30, 2016 due to $8.3 million from higher production at Heidelberg and $1.9 million from improved prices.

Seismic and exploration costs for the three months ended September 30, 2017 decreased $9.7 million compared with the three months ended September 30, 2016 as a result of decreases of $9.4 million in costs incurred for development studies for our Gulf of Mexico discoveries and $0.3 million in delay rental payments.

In the three months ended September 30, 2017, we incurred $46.0 million of dry hole costs and impairments.  Of this amount, $43.3 million related to the write off of costs associated with our Diaman discovery offshore Gabon.  In the three months ended September 30, 2016, we incurred $50.3 million of dry hole costs and impairments.  Of this amount, $42.1 million related to the write off of costs associated with our Goodfellow #1 exploratory well and related unproved leaseholds and $6.9 million related to impairment of unproved leaseholds.

In the three months ended September 30, 2016, we entered into an amendment to our drilling contract with Rowan and recorded a charge of $95.9 million.

Lease operating expenses of $2.6 million for the three months ended September 30, 2017 were relatively unchanged compared with lease operating expenses of $2.4 million for the three months ended September 30, 2016; however, unit operating expenses decreased significantly from $22.56 per BOE in the three months ended September 30, 2016 to $8.31 per BOE in the three months ended September 30, 2017 due to higher production volumes.

G&A expenses for the three months ended September 30, 2017 decreased $11.3 million compared with the three months ended September 30, 2016.  The decrease was primarily attributable to an overall decrease in expenses related to lower activity levels in Angola and our workforce reduction plan that was undertaken in 2016.

Depreciation, depletion and amortization (“DD&A”) for the three months ended September 30, 2017 increased $3.3 million compared with the three months ended September 30, 2016 as a result of $14.5 million from increased production at Heidelberg offset by $11.2 million from a lower unit cost per BOE. The lower average DD&A rate per BOE reflects the change that prices and additional wells had on our reserves estimates.  DD&A was $33.07 per BOE in the three months ended September 30, 2017 compared with $68.29 per BOE in the three months ended September 30, 2016.

Loss on embedded derivatives for the three months ended September 30, 2017 was $32.7 million, which is attributable to changes in the fair value of our long–term debt, expected recovery rates, the risk–neutral probability of default and the risk–free rates.

Interest expense for the three months ended September 30, 2017 increased $27.1 million compared with the three months ended September 30, 2016 due to $22.5 million of increased interest expense related to the effects of the debt exchanges and $13.9 million of decreased interest capitalization as we are no longer capitalizing interest on our Angolan exploratory wells offset by a decrease of $9.3 million associated with the amortization of debt discounts and debt issuance costs.

Nine Months Ended September 30, 2017 Compared With the Nine Months Ended September 30, 2016

Net loss for the nine months ended September 30, 2017 was $641.4 million compared with $470.4 million for the nine months ended September 30, 2016.  The significant factors in the change were (i) a decrease of $95.9 million in loss on the amendment of our Rowan contract and (ii) a $29.0 million increase in oil, natural gas and natural gas liquids revenues offset by (iii) a $119.8 million increase in dry hole costs and impairments; (iv) a $81.7 million increase in interest expense and (v) a $103.2 million increase in loss on embedded derivatives.

Oil, natural gas and natural gas liquids revenues for the nine months ended September 30, 2017 increased $29.0 million compared with the nine months ended September 30, 2016 due to $21.6 million from higher production at Heidelberg and $7.4 million from improved prices.

Seismic and exploration costs decreased $4.1 million during the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016 as a result of an increase of $5.7 million in costs incurred for development studies for our Gulf of Mexico discoveries offset by decreases of $8.4 million of costs in Angola due to lower activity levels and $1.4 million in delay rental payments for our Gulf of Mexico unproved oil and natural gas leaseholds.

In the nine months ended September 30, 2017, we incurred $325.6 million of dry hole costs and impairments.  Of this amount, $236.4 million related to the write off of costs associated with our Shenandoah discovery, $43.3 million related to the write off of costs associated with our Diaman discovery offshore Gabon, and $42.8 million related to impairment of unproved leaseholds.  In the nine months ended September 30, 2016, we incurred $205.7 million of dry hole costs and impairments.  Of this amount, $191.6 million related to costs associated with the Goodfellow #1 exploratory well and sidetrack and the impairment of the underlying leases.

In the nine months ended September 30, 2016, we entered into an amendment to our drilling contract with Rowan and recorded a charge of $95.9 million.

Lease operating expenses for the nine months ended September 30, 2017 increased $3.3 million compared with the nine months ended September 30, 2016.  This increase is driven by a full nine months of lease operating expenses in the nine months ended September 30, 2017 as well as higher production volumes. Unit operating expenses decreased significantly from $20.88 per BOE in the nine months ended September 30, 2016 to $10.09 per BOE in the nine months ended September 30, 2017 due to higher production volumes.

G&A expenses for the nine months ended September 30, 2017 decreased $16.0 million compared with the nine months ended September 30, 2016.  The decrease was primarily attributable to an overall decrease in expenses related to lower activity levels in Angola and our workforce reduction plan that was undertaken in 2016 offset by an increase of $4.9 million in legal expenses related to costs associated with our securities related litigation and Angolan arbitrations.

DD&A for the nine months ended September 30, 2017 increased $14.8 million compared with the nine months ended September 30, 2016 as a result of $35.8 million from increased production at Heidelberg offset by $21.0 million from a lower unit cost per BOE. The lower average DD&A rate per BOE reflects the change that prices and additional wells had on our reserves estimates.  DD&A was $35.52 per BOE in the nine months ended September 30, 2017 compared with $60.78 per BOE in the nine months ended September 30, 2016.

In the nine months ended September 30, 2017, other income of $10.9 million consisted of $11.5 million related to the settlement of claims against XL offset by net losses of $0.6 million related to sales of excess inventory.  In the nine months ended September 30, 2016, other income consisted of a gain of $4.4 million on the release of the Block 9 letter of credit.

Loss on embedded derivatives for the nine months ended September 30, 2017 was $103.2 million, which is attributable to changes in the fair value of our long–term debt, expected recovery rates, the risk–neutral probability of default and the risk–free rates.

Interest expense for the nine months ended September 30, 2017 increased $81.7 million compared with the nine months ended September 30, 2016 due to $65.1 million of increased interest expense related to the effects of the debt exchanges and $44.6 million of decreased interest capitalization as we are no longer capitalizing interest on our Angolan exploratory wells offset by decreases of $23.4 million associated with the amortization of debt discounts and debt issuance costs and $4.6 million associated with our borrowing base facility that was terminated in 2016.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, we had $547.3 million in cash and cash equivalents, restricted cash, short–term investments and long–term restricted cash and $2,840.8 million in aggregate principal amount of long–term debt outstanding.  We have interest payments of $167.0 million due on our outstanding long–term debt in the next twelve months, including an interest payment of $12.3 million due on November 15, 2017 on our 2024 Notes.  The cash amount of $547.3 million (i) includes the $250.0 million paid to us by Sonangol pursuant to the purchase and sale agreement that we intend to retain, along with other payments due to Sonangol, until our disputes with Sonangol are resolved, and (ii) excludes the $178.9 million receivable (including interest and costs) owed to us by Sonangol as disclosed in more detail in “Part I—Item 1. Business – Angola Transaction” in our Annual Report on Form 10–K for the year ended December 31, 2016.  In addition, we continue to incur significant net losses, which has caused us to have a stockholders’ deficit of $1,470.4 million as of September 30. 2017.

In 2017, we currently expect to spend approximately $250.0 million for our development activities, of which approximately $225.9 million has been spent as of September 30, 2017.  We do not expect any significant cash outlays for our development activities for the remainder of 2017 as we have completed our drilling activities.  Total cash outlays in 2017 are currently expected to be approximately $537.0 million, of which approximately $409.2 million has been spent as of September 30, 2017.

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

In assessing whether there is substantial doubt about our ability to continue as a going concern, we considered our projected cash inflows and outflows as well as any cash related covenants associated with our financing structure.  The indentures governing our Secured Notes contain certain covenants including the maintenance of a minimum consolidated cash balance (as defined in such indenture) of at least $200.0 million.  If we are unsuccessful in our current marketing efforts with respect to the sale of our Gulf of Mexico assets and do not make or receive any payments to or from Sonangol, we expect our projected cash balance would be out of compliance with the minimum consolidated cash balance covenant during the first quarter of 2018. If the holders of the Secured Notes were to accelerate the indebtedness under the Secured Notes as a result of such default, such acceleration would cause a cross–default or cross–acceleration of all of our other outstanding indebtedness. Such a cross–default or cross–acceleration could have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. If an event of default occurs, or if other debt agreements cross–default, and the lenders under the affected debt agreements accelerate the maturity of the debt outstanding, we will not have sufficient liquidity to repay all of our outstanding indebtedness. Thus, we have concluded that there is substantial doubt about our ability to continue as a going concern.

On October 10, 2017, we received a notification from the NYSE that we are no longer in compliance with the continued listing standards because our average global market capitalization had fallen below $50.0 million for 30 consecutive trading days and our stockholders’ equity was less than $50.0 million. If we are unable to maintain compliance with the NYSE listing requirements, our common stock will be delisted from the NYSE, which would constitute a “fundamental change” under the terms of the indentures governing our Convertible Notes. In such case, we could be required to repurchase for cash any such Convertible Notes. A requirement by such holders for us to repurchase some or all of such notes for cash would cause a cross–default or cross–acceleration of all of our other outstanding indebtedness.

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

There can be no assurance that we will be able to obtain additional funding on satisfactory terms or at all.  In addition, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs and support our growth.  If additional funding cannot be obtained on a timely basis and on satisfactory terms, then our operations would be materially negatively impacted.  We have engaged Houlihan Lokey, Inc. as financial advisor and Kirkland & Ellis LLP as special legal advisor to advise management and our board of directors regarding potential strategic alternatives to enhance liquidity and address our current capital structure. Such strategic alternatives may include asset sales or liquidity–enhancing transactions that we have commenced previously, as well as restructuring some or all of our debt to preserve cash flow which may include seeking private restructuring or reorganization under Chapter 11 of the Bankruptcy Code.

The marketing efforts with respect to our Gulf of Mexico assets continue, but have taken longer than anticipated. If we are unable to sell our Gulf of Mexico assets or the entire company on favorable terms or at all, or enter into an alternative strategic transaction, we may seek bankruptcy protection to continue our efforts to restructure our business and capital structure and may have to liquidate our assets and may receive less than the value at which those assets are carried on our unaudited condensed consolidated financial statements.

Long–term Debt

As of September 30, 2017, we have $2,840.8 million in aggregate principal amount of long–term debt outstanding.  For additional information about our long–term debt, please see “Part I—Financial Information—Item 1. Financial Statements” contained herein.

Cash Flows

Cash flows provided by (used in) type of activity were as follows:

	Nine Months Ended September 30,
	2017	2016
Operating activities	$(180,285)	$(74,838)
Investing activities	(212,362)	377,421
Financing activities	(1,285)	—

Operating Activities

Cash flows from operating activities used $180.3 million and $74.8 million in the nine months ended September 30, 2017 and 2016, respectively.  The significant factors in the change were $42.2 million of increased interest payments, $19.6 million related to the final payment under the amendment of the Rowan contract, retention bonus payments of $14.8 million and an unfavorable change in working capital offset by our decreased cash operating expenditures.

Investing Activities

During the nine months ended September 30, 2017, cash flows provided by investing activities consisted of $542.0 million in proceeds from maturity of our held–to–maturity investments offset by $528.5 million of purchases of held–to–maturity investments and $225.9 million for additions to our oil and natural gas properties.

During the nine months ended September 30, 2016, cash flows provided by investing activities consisted of $2,732.3 million in proceeds from maturity of our held–to–maturity investments offset by $1,805.5 million of purchases of held–to–maturity investments, $545.9 million for additions to our oil and natural gas properties and $3.5 million of additions to other property.

Financing Activities

During the nine months ended September 30, 2017, we repurchased certain equity–based awards that had been issued to certain officers for $1.3 million as part of a retention program.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Please refer to the information in “Part I—Financial Information—Item 1. Financial Statements” contained herein.

ITEM 1A.  RISK FACTORS

Set forth below are certain material changes to the Risk Factors disclosed in our Annual Report on Form 10–K for the year ended December 31, 2016:

We may not be able to generate or obtain sufficient cash flows to service all of our indebtedness, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

We may be unable to generate sufficient cash flows from operations or to obtain alternative sources of financing in an amount sufficient to fund our liquidity needs. Our operating cash inflows are typically used for capital expenditures, operating expenses, debt service costs and working capital needs.

Based upon current commodity prices, we do not expect our cash flows from operations to be sufficient to repay our indebtedness or trade payables in the long term, and we anticipate we may ultimately seek a restructuring, amendment or refinancing of our debt. We cannot predict at this time whether we will be able to secure any such transaction, even if market conditions and our financial condition improve between now and then. Even if such transactions were available to us, we may not find them suitable or at comparable interest rates to the indebtedness being refinanced or restructured and they may require us to comply with more onerous covenants, which could further restrict our operations. In addition, the terms of existing or future debt agreements may restrict us from securing such a transaction on terms that are available to us at that time. We also may be required to dispose of material assets to meet our debt service and other obligations. We may not be able to consummate such dispositions on commercially favorable terms or at all, and any disposition of assets could negatively impact our future performance by reducing our production and reserves. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations when due. We could also be required to reorganize in our entirety.

As of October 31, 2017, we had cash and cash equivalents of approximately $540.4 million. Absent a material improvement in oil and natural gas prices or a refinancing or some restructuring of our debt obligations or other improvement in liquidity, we will not be in compliance with certain covenants under the Secured Notes, including the maintenance of a minimum consolidated cash balance (as defined in such indenture) of at least $200.0 million. If we are unsuccessful in our current marketing efforts with respect to the sale of our Gulf of Mexico assets and do not make or receive any payments to or from Sonangol, we expect our projected cash balance would be out of compliance with the minimum consolidated cash balance covenant during the first quarter of 2018. In addition, the current commodity environment creates substantial uncertainty in determining fair market value of oil and natural gas assets which accordingly may impact our ability to continue to give the required solvency representation.

Moreover, our business requires substantial capital expenditures to explore for and develop oil and natural gas properties. We have ceased drilling activities and have significantly reduced our planned capital spending on drilling and completion activities in 2017 as compared with prior years. This reduction in capital expenditures will curtail the development of our properties, which in turn will lead to our inability to grow our production and reserves. The inability to grow our production and reserves may further reduce our liquidity and ability to satisfy our debt obligations by negatively impacting our cash flow from operations and the value of our assets.

We are currently evaluating strategic alternatives to address our liquidity issues and high debt levels, but we cannot assure you that any of our strategies will yield sufficient funds to meet our working capital or other liquidity needs, including for payments of interest and principal on our debt in the future, and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations. As a result, we may seek bankruptcy court protection under a Chapter 11 proceeding to continue our efforts to restructure our business and capital structure and may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements.

Events of default may occur under our debt instruments. If events of default occur or lenders under these debt instruments accelerate the obligations thereunder, cross–defaults will exist under certain of our remaining indebtedness and we will not be able to repay the obligations that become immediately due.

Events of default may occur under our debt instruments. If events of default occur or lenders under these debt instruments accelerate the obligations thereunder, cross–defaults will exist under certain of our remaining indebtedness and we will not be able to repay the obligations that become immediately due. For example, we have interest payments of $167.0 million due on our outstanding long–term debt in the next twelve months, including an interest payment of $12.3 million due on November 15, 2017 on our 2024 Notes.  The failure by us to make any of these interest payments within 30 days following the due date would constitute an event of default, and the related indebtedness could be declared immediately due and payable. For additional information regarding defaults, cross–defaults and potential cross–defaults, please see “Part I—Financial Information—Item 1. Financial Statements” contained herein.  If any of our debt obligations are accelerated due to the events of default or future cross–defaults, we may not be able to repay the obligations that become immediately due and will have severe liquidity restraints.

Our substantial indebtedness, liquidity issues and potential to seek protection under the federal bankruptcy laws has impacted, and may continue to impact, our business and operations.

Due to the uncertainty about our future, there is risk that, among other things:

•	third parties’ confidence in our ability to explore and produce oil and natural gas could erode, which could impact our ability to execute on our business strategy;

•	it may become more difficult to retain, attract or replace key employees;

•	employees could be distracted from performance of their duties or more easily attracted to other career opportunities; and

•	our suppliers, vendors and service providers could renegotiate the terms of our arrangements, terminate their relationship with us or require financial assurances from us.

The occurrence of certain of these events has already negatively affected our business and may have a material adverse effect on our business, results of operations and financial condition.

We may seek protection from our creditors under Chapter 11 of the Bankruptcy Code or an involuntary petition for bankruptcy may be filed against us, either of which could have a material adverse impact on our business, financial condition, results of operations, and cash flows and could place our shareholders at significant risk of losing all of their investment in our shares.

We have engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to address our liquidity and capital structure, including strategic and refinancing alternatives to restructure our indebtedness in private transactions. However, if our attempts are unsuccessful or we are unable to complete such a restructuring on satisfactory terms, we may choose to pursue a filing under Chapter 11 under the Bankruptcy Code.

Seeking bankruptcy court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. For as long as a Chapter 11 proceeding continued, our senior management would be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing on our business operations. Bankruptcy court protection also could make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, during the period of time we are involved in a bankruptcy proceeding, our customers and suppliers might lose confidence in our ability to reorganize our business successfully and could seek to establish alternative commercial relationships.

Additionally, all of our indebtedness is senior to the existing common stock in our capital structure. As a result, we believe that seeking bankruptcy court protection under a Chapter 11 proceeding could cause the shares of our existing common stock to be canceled, resulting in a limited recovery, if any, for shareholders of our common stock, and would place shareholders of our common stock at significant risk of losing all of their investment in our shares.

We may be unable to sell our Gulf of Mexico assets or the entire company on favorable terms, or at all.

We are currently engaged in a marketing process for certain of our Gulf of Mexico assets, and anticipated these efforts would result in an agreement in the third quarter of 2017. We are also currently engaged in a marketing process for the sale of the entire company. These marketing efforts have taken longer than anticipated and we may not be able to enter into an agreement to sell our Gulf of Mexico assets or the entire company on favorable terms, or at all. In the event we do enter into an agreement to sell our Gulf of Mexico assets or the entire company, such agreement may contain closing conditions, including a potential need for certain regulatory approvals and financing, which may be beyond our control.  If we are unable to timely sell our Gulf of Mexico assets or the entire company on acceptable terms, or at all, we may seek bankruptcy protection to continue our efforts to restructure our business and capital structure and may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements.

We have received several notices from the NYSE that we do not meet its continued listing requirements. If we cannot meet the continued listing requirements of the NYSE, the NYSE may delist our common stock, which would have an adverse impact on our business, financial condition, prospects and liquidity and value of our common stock.

Our common stock is currently listed on the NYSE, and the continued listing of our common stock is subject to our compliance with a number of listing standards. On February 27, 2017, we were notified by the NYSE that we were no longer in compliance with the continued listing standards because the average closing price of our common stock had fallen below $1.00 per share over a period of 30 consecutive trading days.  Under NYSE rules, a company can avoid delisting if, during the six month period following receipt of the NYSE notice and on the last trading day of any calendar month, a company’s common stock price per share and 30 trading–day average share price is at least $1.00. During this six month period, a company’s common stock will continue to be traded on the NYSE, subject to compliance with other continued listing requirements. The NYSE notification did not affect our business operations or our SEC reporting requirements and did not conflict with or cause an event of default under any of our material debt or other agreements.

On June 16, 2017, we announced a 1–for–15 reverse stock split of our common stock to cure the deficiency, and we subsequently regained compliance within the requisite time period.

On October 10, 2017, we received another notification from  the NYSE that we are no longer in compliance with the continued listing standards because our average global market capitalization had fallen below $50.0 million for 30 consecutive trading days and our stockholders’ equity was less than $50.0 million.  The NYSE requires that a listed company’s average total market capitalization not be less than $50.0 million for a period of over 30 consecutive trading days and that its last reported stockholder equity not be less than $50.0 million.   In accordance with the NYSE rules, we intend to respond to the notice within 45 days of its receipt with the submission of a business plan demonstrating how we intend to return to compliance with the market capitalization standards within 18 months of receipt of the notice.  There can be no assurance, however, that the NYSE will accept our business plan or that we will be able to successfully implement our plan.  Further, even if our business plan is approved and successfully implemented, there can be no assurance that such action will directly or indirectly cure any non-compliance with NYSE continued listing standards.

If the NYSE accepts the plan, our common stock will continue to be listed and traded on the NYSE, subject to compliance with the other NYSE continued listing standards. If we are unable to maintain compliance with the NYSE listing requirements, our common stock will be delisted from the NYSE. In addition, if our average global market capitalization falls below $15.0 million for 30 consecutive trading days or if the NYSE at any time considers the stock price to be “abnormally low,” the NYSE will begin delisting procedures immediately, even if our business plan has been accepted, and, under the NYSE’s continued listing standards, we will not have any opportunity to regain compliance.

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

The failure of our common stock to be listed on any of the NYSE, the NASDAQ Global Select Market or the NASDAQ Global Market would constitute a “fundamental change” under the terms of the indentures governing our Convertible Notes.  In such case, we would be required to provide notice to the holders of our Convertible Notes of such fundamental change and could be required, at the option of the holders of our Convertible Notes, to repurchase for cash any such Convertible Notes following the date of the notice.  A requirement by such holders for us to repurchase some or all of such notes for cash will have a material adverse effect on our business, financial condition and results of operations, including if we do not have sufficient funds or are otherwise unable to comply with such requirement in accordance with the indentures governing our Convertible Notes.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The exhibits listed below are filed or furnished as part of this report:

10.1*	Form of Retention Agreement
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a–14(a)/15d‑14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a–14(a)/15d‑14(a) of the Securities Exchange Act of 1934
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101*	Interactive Data Files

*	Filed herewith.
**	Furnished herewith.

EXHIBIT INDEX

10.1*	Form of Retention Agreement
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a–14(a)/15d‑14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a–14(a)/15d‑14(a) of the Securities Exchange Act of 1934
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101*	Interactive Data Files

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Cobalt International Energy, Inc.

By:	/s/ Timothy J. Cutt
	Name:	Timothy J. Cutt
	Title:	Chief Executive Officer

By:	/s/ David D. Powell
	Name:	David D. Powell
	Title:	Chief Financial Officer

Dated: November 2, 2017