Form 10-K
period 2017-12-31
Cobalt International Energy, Inc.
filed 2018-03-02
CIK 1471261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

(713) 579-9100

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $0.01 par value	Not Applicable

Securities registered pursuant to Section 12(g) of the Securities Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $66.6 million.

As of January 31, 2018, the registrant had 29,924,817 shares of common stock outstanding.

Cobalt International Energy, Inc.

Cautionary Note Regarding Forward–Looking Statements

This Annual Report on Form 10–K contains forward–looking statements within the meaning of the federal securities laws including, but not limited to, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (each a “forward–looking statement”).  We have based our forward–looking statements on our current expectations and estimates of future events and trends, which affect or may affect our businesses and operations.  Although we believe that these forward–looking statements are based upon reasonable assumptions, they are subject to several risks and uncertainties and are made in light of information currently available to us.  Many important factors, in addition to the risk factors identified in Item 1A of this Annual Report on Form 10–K, may have a material adverse effect on our results as indicated in forward–looking statements.  You should read this Annual Report on Form 10–K and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect.

Our forward-looking statements may be influenced by the following factors, among others:

•	our ability to consummate one or more plans with respect to the Chapter 11 Cases;

•	the existence and duration of the Chapter 11 Cases and the impact of orders and decisions of the Bankruptcy Court;

•	our liquidity and ability to finance our exploration, appraisal, development, and acquisition activities and continue as a going concern;

•	our ability to sell our interests in the U.S. Gulf of Mexico or all or substantially all other assets on acceptable terms;

•	the availability and cost of financing, and refinancing, our indebtedness;

•	our ability to evaluate and execute upon potential strategic alternatives and initiatives to improve liquidity;

•	our ability to meet our obligations under the agreements governing our current or any future indebtedness;

•	volatility and extended depression of oil and natural gas prices;

•	our ability to successfully and efficiently execute our project appraisal, development and exploration activities;

•	projected and targeted capital expenditures and other costs and commitments;

•	lack or delay of partner, government and regulatory approvals related to our business or required pursuant to agreements to which we are party;

•	changes in environmental, safety, health, climate change or greenhouse gas laws and regulations or the implementation or interpretation of those laws and regulations;

•	current and future government regulation of the oil and natural gas industry and our operations;

•	oil and natural gas production rates on our properties that are currently producing oil and natural gas;

•	uncertainties inherent in making estimates of our oil and natural gas data;

•	our and our partners’ ability to obtain permits to drill and develop our properties;

•	termination of or intervention in concessions, licenses, permits, rights or authorizations granted by the United States, Angolan and Gabonese governments to us;

•	our dependence on our key management personnel and our ability to attract and retain qualified personnel;

•	our ability to find, acquire or gain access to new prospects;

•	the ability of the containment resources we have under contract to perform as designed or contain or cap any oil spill, blow-out or uncontrolled flow of hydrocarbons;

•	the availability and cost of developing appropriate oil and natural gas transportation and infrastructure;

•	military operations, civil unrest, disease, piracy, terrorist acts, wars or embargoes;

•	our vulnerability to severe weather events, especially tropical storms and hurricanes in the U.S. Gulf of Mexico;

•	the cost and availability of adequate insurance coverage, and the ability to collect under our insurance policies;

•	the results or outcome of any legal proceedings or investigations; and
•	other risk factors discussed in the “Risk Factors” section of this Annual Report on Form 10–K.

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

Chapter 11 Proceedings

On December 14, 2017 (the “Petition Date”), we and certain of our subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (collectively, the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”).  The Chapter 11 Cases have been consolidated for procedural purposes only and are being jointly administered under the caption “In re Cobalt International Energy, Inc., et al.”  Bankruptcy Court filings and other information related to the Chapter 11 Cases are available at a website administered by the notice and claims agent at www.kccllc.net/cobalt.

On December 21, 2017, an official committee of unsecured creditors was appointed in the Chapter 11 Cases.  No trustee has been appointed.  We are currently operating our business and properties as debtors and debtors–in–possession subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.  To ensure continued ordinary course operations, the Company received approval from the Bankruptcy Court on a variety of “first day” motions, including motions that authorize the Company to pay employee wages and benefits, pay taxes and certain governmental fees and charges, maintain its existing cash management system and other customary relief.

Subject to certain exceptions provided for in Section 362 of the Bankruptcy Code, all judicial and administrative proceedings against the Debtors or its property were automatically enjoined, or stayed, as of the Petition Date. In addition, the filing of new judicial or administrative actions against the Debtors or its property for claims arising prior to the Petition Date was automatically enjoined.  This prohibits, for example, the Debtors’ lenders or noteholders from pursuing claims for defaults under the Debtors’ debt agreements and the Debtors’ contract counterparties from pursuing claims for defaults under their contracts.  Accordingly, unless the Bankruptcy Court agrees to lift the automatic stay, all of the Debtors’ prepetition liabilities and obligations will be settled or compromised under the Bankruptcy Code as part of our Chapter 11 Cases.

We intend to consummate a sale of all or substantially all of the Debtors’ assets in the Chapter 11 Cases.  On the Petition Date, the Debtors filed a motion seeking Bankruptcy Court approval of certain bidding procedures and a timeline for the sale process.  On January 25, 2018, the Bankruptcy Court entered the Order (I) Approving Bidding Procedures for the Sale of the Debtors’ Assets, (II) Scheduling an Auction, (III) Approving the Form and Manner of Notice Thereof, (IV) Scheduling Hearing and Objection Deadlines with Respect to the Debtors’ Disclosure Statement and Plan Confirmation, and (V) Granting Related Relief [Docket No. 299] that, among other things, established (i) 5:00 p.m. (prevailing Central Time) on February 22, 2018 for the final bid deadline for all sale transactions, and (ii) 10:00 a.m. (prevailing Central Time) on March 6, 2018 for an auction, if needed.  The Debtors are seeking authority, on and after the confirmation date of their chapter 11 plan, to consummate the sale transactions pursuant to the terms of the sale transaction documentation, the chapter 11 plan, and the order confirming the chapter 11 plan.

U.S. Gulf of Mexico

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

Our operations in the U.S. Gulf of Mexico consist of four discoveries: Heidelberg, North Platte, Shenandoah and Anchor.  As of December 31, 2017, we also owned interests in 121 blocks within the deepwater U.S. Gulf of Mexico, representing approximately 679,680 gross (361,152 net) acres.

Heidelberg

The Heidelberg field is located approximately 140 miles south of Port Fourchon off the Louisiana coast in 5,300 feet of water in the Green Canyon area.  Anadarko Petroleum Corporation (“Anadarko”) is the operator, and we own a 9.375% working interest.  The Heidelberg field was discovered in 2009, appraised in 2012, formally sanctioned in 2013 and began initial production in early 2016.

Heidelberg is currently producing approximately 35,500 BOE per day gross from five wells.  As of December 31, 2017, our share of the Heidelberg field had estimated net proved reserves of 1.1 MMBbls of oil, 0.4 Bcf of natural gas and 0.05 MMBbls of natural gas liquids, or 1.3 MMBOE, and a standardized measure of $17.3 million.  This oil, natural gas and natural gas liquids reserve information is derived from our reserve report prepared by Netherland, Sewell and Associates, Inc. (“NSAI”), our independent reserve engineering firm.

North Platte

The North Platte field is located approximately 190 miles south of Port Fourchon off the Louisiana coast in 4,500 feet of water in the Garden Banks area. We are the operator, and we own a 60% working interest.

In 2017, we completed our appraisal program at North Platte.  In December 2017, we filed for a suspension of production (“SOP”) with the Bureau of Safety and Environmental Enforcement (“BSEE”).  If BSEE does not grant an SOP, or if operations at North Platte are not resumed, the unit and the leases will terminate in June 2018.  As a contingency to the SOP process, we are also currently in the planning stages for an additional well.

Shenandoah

The Shenandoah field, in which we currently own a 20% working interest, is located approximately 170 miles south of Port Fourchon off the Louisiana coast in 5,800 feet of water in the Walker Ridge area.  In December 2017, we received notices from Anadarko Petroleum Corporation and Conoco Phillips Company, our partners in the Shenandoah field, of their intent to withdraw from the project.  Their withdrawals became effective in February 2018.  We are currently working with our partners to determine the impact of these withdrawals on operatorship and the allocation of interests.  Absent obtaining an SOP or commencing well operations at Shenandoah, the unit and lease will terminate in April 2018.

In 2017, Anadarko expensed all of its capitalized costs associated with Shenandoah and disclosed that it had “currently suspended further appraisal activities.”  As a result of this disclosure, we determined that Shenandoah was not making sufficient progress and we expensed $236.7 million of suspended exploratory well costs related to Shenandoah.

Anchor

The Anchor field is located approximately 150 miles south of Port Fourchon off the Louisiana coast in 5,183 feet of water. Chevron U.S.A. Inc. (“Chevron”) is the operator, and we own a 20% working interest.

In August 2017, the Bureau of Ocean Energy Management (“BOEM”) approved the assignment of 80% of record title interest in leases we owned immediately south of the existing Anchor unit to our co–owners, and in February 2018, BSEE approved the expansion of the Anchor unit to include portions of these two south Anchor leases which will serve to preserve these leases.

The appraisal drilling program for the Anchor field concluded in 2017 with the completion of the Anchor #4 well.  In January 2018, Chevron filed an SOP with BSEE.  Approval of the SOP would preserve the leases and the Anchor unit.

Alliance with Total

In 2009, we and Total E&P USA, INC. (“Total”) entered into a long–term alliance through a series of transactions in which we and Total combined certain U.S. Gulf of Mexico exploratory lease inventory through the exchange of a 40% interest in our leases for a 60% interest in Total’s leases. Pursuant to the agreement, we formed a reciprocal area of mutual interest with Total that covered substantially all of the deepwater U.S. Gulf of Mexico, subject to certain exclusions. Total’s obligations under the agreement consisted principally of paying its share of certain general and administrative costs relating to our operations in the deepwater U.S. Gulf of Mexico.

In June 2017, Total exercised its option to terminate the alliance in accordance with its rights pursuant to the agreement.

West Africa

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

Our operations in West Africa consist of Block 20 and Block 21, both offshore Angola, and the Diaba Block offshore Gabon.

Settlement Agreement with Sonangol

In August 2015, we executed a Purchase and Sale Agreement (the “Sale Agreement”) with Sociedade Nacional de Combustiveis de Angola–Empresa Publica (“Sonangol”) for the sale by us to Sonangol of the entire issued and outstanding share capital of our indirect wholly–owned subsidiaries, CIE Angola Block 20 Ltd. and CIE Angola Block 21 Ltd., which respectively hold our 40% working interest in each of Block 20 and Block 21 offshore Angola.  The requisite Angolan government approvals were not received within one year from the execution date and the Sale Agreement terminated by its terms in August 2016.

In 2016, we recorded an impairment of $1,629.8 million related to our Angolan assets in accordance with Accounting Standards Codification 932, Extractive Activities – Oil and Gas (“ASC 932”), which requires, among other things, that “sufficient progress” be made with respect to oil and natural gas projects in order to avoid the requirement to expense previously capitalized exploratory or appraisal well costs.  Given Sonangol’s delays and failure to grant the extensions as well as the general investment climate in the Angolan oil and natural gas industry, the procedures of ASC 932 required us to record a full impairment of our Angolan assets.

In March 2017, we submitted a Notice of Dispute to Sonangol pursuant to the Sale Agreement.  Subsequently, we filed a Request for Arbitration (“RFA”) with the International Chamber of Commerce (“ICC”) against Sonangol for breach of the Sale Agreement.  Through this arbitration proceeding, we are requesting an award against Sonangol in excess of $2.0 billion, plus applicable interest and costs.  In July 2017, Sonangol filed an Answer to our RFA and Counterclaim, asking for repayment of the $250.0 million initial payment that Sonangol made to us under the Sale Agreement.

We also filed a separate RFA with the ICC against Sonangol Pesquisa e Produção, S.A. (“Sonangol P&P”) seeking recovery of approximately $162.0 million in unpaid cash calls, plus applicable interest and costs, representing the joint interest receivable owed to us for operations on Block 21 offshore Angola.

On December 19, 2017, certain of our subsidiaries executed a settlement agreement (the “Agreement”) with Sonangol and Sonangol P&P to resolve all disputes and transition our interests in Blocks 20 and 21 offshore Angola to Sonangol for $500.0 million. Pursuant to the Agreement, Sonangol is required to pay an initial non–refundable payment of $150.0 million on or before February 23, 2018 (the “Initial Payment”) and the final payment of $350.0 million on or before July 1, 2018 (the “Final Payment”).  On January 25, 2018, the Bankruptcy Court entered an Order Approving Debtors’ Motion for Entry of an Order (I) Authorizing Performance Under Settlement Agreement, (II) Approving Settlement Agreement, and (III) Granting Related Relief [Docket No. 127] authorizing the Debtors’ entry into the Agreement subject to the terms and conditions set forth therein.  The Agreement remains subject to the review of the Bankruptcy Court.

On February 21, 2018, we received the Initial Payment from Sonangol and, in accordance with the Agreement, we (i) notified the relevant ICC arbitral tribunal of the agreement between Sonangol P&P and us to terminate the proceedings related to the joint interest receivable owed to us for operations on Block 21 offshore Angola and (ii) notified the relevant ICC arbitral tribunal of the agreement between Sonangol and us to extend the procedural timetable by an additional four months for the proceedings related to the Sale Agreement (the “PSA Arbitration”).

In accordance with the Agreement, we and Sonangol are finalizing definitive documentation to implement our exit from Angola and to extinguish all debts and obligations of us and Sonangol to each other that have not already been extinguished pursuant to the Agreement.  Our claims in the PSA Arbitration will be extinguished upon our receipt of the Final Payment, which is due by July 1, 2018.  Within 48 hours of receipt of the Final Payment, we are required under the Agreement to notify the ICC arbitral tribunal in the PSA Arbitration of our agreement to terminate the proceedings related to the dispute arising from the Sale Agreement.

Block 20

Block 20 is approximately 1.2 million acres in size, or approximately 200 U.S. Gulf of Mexico blocks, and is centered approximately 75 miles west of Luanda in the deepwater Kwanza Basin.  It is immediately to the north of Block 21.  We are the operator of and hold a 40% working interest in Block 20.  Our partners on Block 20 include BP Exploration Angola (Kwanza Benguela) Limited and Sonangol P&P, with each partner holding a 30% working interest.  We have made four discoveries on Block 20: Orca, Zalophus, Golfhino and Lontra.

We acquired our license to explore for, develop and produce oil from Block 20 by executing a Production Sharing Contract (“PSC”) with Sonangol.  The PSC governs our 40% working interest in and operatorship of Block 20 and forms the basis of our exploration, development and production operations on Block 20.  The PSC provides for an initial exploration period of five years, which expired on January 1, 2017.  Without an extension we believe we are entitled to pursuant to the Sale Agreement, the exploration period for Block 20 has ended.

Block 21

Block 21 is approximately 1.2 million acres in size and is 30 to 90 miles offshore Angola in water depths of 1,300 to 5,900 feet in the central portion of the Kwanza Basin.  We are the operator of and hold a 40% working interest in Block 21.  Our partner on Block 21 is Sonangol P&P with a 60% working interest.  We have made three discoveries on Block 21: Cameia, Bicuar and Mavinga.

We acquired our license to explore for, develop and produce oil from Block 21 by executing a Risk Sharing Agreement (“RSA”) with Sonangol.  The RSA governs our 40% working interest in and operatorship of Block 21 and forms the basis of our exploration, development and production operations on this block.  The RSA provides for an initial exploration period of five years.  Pursuant to Executive Decree No. 259/15, this five year period was extended by two years to March 2017.  Without an extension we believe we are entitled to pursuant to the Sale Agreement, the exploration period for Block 21 has ended.

Diaba Block

The Diaba Block is approximately 2.2 million acres in size or approximately 370 U.S. Gulf of Mexico blocks. The block is 40 to 120 miles offshore in water depths of 300 to 10,500 feet in the central portion of the offshore

South Gabon Coastal basin.  Total Gabon, S.A. (“Total Gabon”) is the operator and we own a 21.25% working interest.

We acquired our working interest in the Diaba Block offshore Gabon by entering into an assignment agreement with Total Gabon. Through the assignment we became a party to the Production Sharing Agreement (“PSA”) between Total Gabon and the Republic of Gabon. The PSA gives us the right to recover costs incurred and receive a share of the remaining profit from any commercial discoveries made on the block. Under the terms of the PSA and certain approved extensions, acreage not defined by an approved development area expired in January 2018, subject to certain additional extensions.  Total Gabon is currently working with the Gabonese government on the various extension options, but there can be no assurance that the extensions will be granted.  In 2017, we recorded a $45.3 million impairment charge related to our Gabonese assets in accordance with ASC 932.

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

The following table presents our estimated net proved reserves at December 31, 2017:

	Oil (MMBbls)	Natural Gas (Bcf)	Natural Gas Liquids (MMBbls)	MMBOE
Proved reserves:
Developed	1.1	0.4	---	1.3
Undeveloped	---	---	—	---
Total	1.1	0.4	---	1.3

Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves (“PUDs”) are proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. We do not have any reserves that would be classified as synthetic oil or synthetic natural gas.  As of December 31, 2017, we did not have any reserves that would be classified as PUDs.

The following table describes the changes in our PUDs during 2017:

MMBOE
PUDs as of December 31, 2016	1.2
Converted to proved developed reserves	(1.2)
PUDS as of December 31, 2017	—

Internal Controls Applicable to our Reserve Estimates

Our policies and procedures regarding internal controls over the recording of our reserves is structured to objectively and accurately estimate our reserves quantities and present values in compliance with both accounting principles generally accepted in the United States and the SEC’s regulations.

Our Reserve Evaluation Policy outlines the process and standards by which reserves are estimated, classified and reported for all our proved reserves, whether they are operated by us or operated by others.  Rod Skaufel, our President, Operations is accountable for the Reserve Evaluation Policy and the completion of the annual and any in–year reserves estimates.  Mr. Skaufel has over 30 years of experience leading oil and natural gas exploration and production operations activities globally.  He has a Bachelor of Science in Petroleum Engineering from the Colorado School of Mines.

For each reserve estimation, a qualified technical team is established to provide data to NSAI to enable NSAI to prepare its estimate of the extent and value of the proved reserves of certain of our oil and natural gas properties. Our qualified technical team works with NSAI to ensure the integrity, accuracy and timeliness of data we furnish to NSAI for purposes of their reserve estimation process. Our qualified technical team has significant combined years of industry experience among them with positions of increasing responsibility in engineering and evaluations. Each member of our team at a minimum holds a Bachelor of Science degree in petroleum engineering, geology or other relevant degree.

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

Developed and Undeveloped Acreage

The following table sets forth information related to our developed and undeveloped acreage as of December 31, 2017:

	Developed Lease Acres		Undeveloped Lease Acres (1)
	Gross	Net	Gross	Net
United States:
Heidelberg	17,280	1,620	—	—
North Platte	—	—	23,040	13,824
Shenandoah	—	—	14,400	2,880
Anchor	—	—	24,480	4,896
Other	—	—	617,760	339,552
Total United States	17,280	1,620	679,680	361,152

West Africa:
Block 20 (2)	—	—	1,210,569	484,228
Block 21 (2)	—	—	1,210,816	484,326
Gabon (3)	—	—	2,242,634	476,560
Total West Africa	—	—	4,664,019	1,445,114

Total	17,280	1,620	5,343,699	1,806,266

(1)	Projects not yet sanctioned for development are classified as undeveloped.

(2)

Without extensions to certain deadlines for exploration and development milestones that we believe we are entitled to pursuant to the Sale Agreement, the exploration periods for these blocks have ended.  We impaired these lease in 2016.

(3)

Under the terms of the PSA and certain approved extensions, acreage not defined by an approved development area expired in January 2018, subject to certain additional extensions.  We impaired this lease in 2017.

The royalties on our lease blocks in the Gulf of Mexico range from 12.5% to 18.75% with an average of 18.26%.

Most of our U.S. Gulf of Mexico blocks have a 10 year primary term, expiring between 2018 and 2026. Assuming we are able to commence exploration and production activities or successfully exploit our properties during the primary lease term, our leases would extend beyond the primary term, generally for the life of production.

The table below summarizes our undeveloped acreage scheduled to expire in the next five years:

	Year Ended December 31,
	2018		2019		2020		2021		2022 and Thereafter
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
United States (1)	213,120	109,209	11,520	6,048	11,520	5,184	—	—	443,520	240,711

West Africa (2)	2,242,634	476,560	—	—	—	—	—	—	—	—

Total	2,455,754	585,769	11,520	6,048	11,520	5,184	—	—	443,520	240,711

(1)

Does not include 23,040 gross (13,824 net) acres, 14,400 gross (2,880 net) and 24,480 gross (4,896 net) acres associated with our North Platte, Shenandoah and Anchor projects, respectively.  The primary terms of these leases have expired, or will expire in 2018, but are being held by continuous operations.  We expect that operations and/or approvals of SOPs will perpetuate this acreage.

(2)

Under the terms of the PSA and certain approved extensions, acreage not defined by an approved development area expired in January 2018, subject to certain additional extensions.  We impaired this lease in 2017.

Drilling Activity

The following table summarizes our approximate gross and net interest in wells completed by us during 2017, 2016 and 2015, regardless of when drilling was initiated.  The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the numbers of wells drilled, quantities of reserves found or economic value.

	2017		2016		2015
	Gross	Net	Gross	Net	Gross	Net
United States:
Exploratory wells:
Productive	2	0.8	3	1.0	3	1.0
Dry	1	0.2	1	0.7	—	—
Total	3	1.0	4	1.7	3	1.0

Development wells:
Productive	—	—	1	0.1	2	0.2
Dry	—	—	—	—	1	0.1
Total	—	—	1	0.1	3	0.3

Total	3	1.0	5	1.8	6	1.3

West Africa:
Exploratory wells:
Productive	—	—	2	0.8	1	0.4
Dry	—	—	—	—	—	—
Total	—	—	2	0.8	1	0.4

Development wells:
Productive	—	—	—	—	4	1.2
Dry	—	—	—	—	—	—
Total	—	—	—	—	4	1.2

Total	—	—	2	0.8	5	1.6

As of December 31, 2017, we were not participating in the drilling of any wells in the U.S. Gulf of Mexico (including wells that are temporarily suspended).

Productive Wells

As of December 31, 2017, we had five gross (0.5 net) productive oil wells in our Heidelberg field.

Drilling Rig Commitments

In June 2017, we completed operations at North Platte and released the drilling rig we had previously contracted with Rowan (UK) Reliance Companies plc.

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

Title to Property

We believe that we have satisfactory title to our leasehold and license interests in accordance with standards generally accepted in the oil and natural gas industry.  Our prospect interests are subject to applicable customary royalty and other interests, liens under operating agreements and secured notes, liens for current taxes, and other burdens, easements, restrictions and encumbrances customary in the oil and natural gas industry that we believe do not materially interfere with the use of or affect our carrying value of the prospect interests.  Our 10.75% first lien notes and 7.75% second lien notes are secured by mortgages over substantially all of our oil and natural gas properties in the U.S. Gulf of Mexico.

Containment Resources

We are a member of several industry groups that provide general and specific oil spill and well containment resources in the U.S. Gulf of Mexico, including HWCG, LLC, formerly Helix Well Containment Group, Clean Gulf Associates, the Marine Preservation Association, and National Response Corporation.  In addition to these memberships, we also have existing contracts with a number of contractors which have equipment that could assist in well containment efforts as well as with the surface effects of a subsea blowout or in addressing a concurrent surface spill. Examples of such equipment include, but are not limited to, anchor and supply vessels, subsea transponders and communication equipment, subsea cutting equipment, debris removal equipment, air and water monitoring and scientific support vessels, remote-operated vehicles, storage and shuttle vessels, and subsea dispersant equipment.

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

For our U.S. Gulf of Mexico operations, we purchase (i) operator’s extra expense insurance with limits per well of $650 million, which covers costs to regain control of a well, to redrill the well and for pollution cleanup expenses associated with a loss of well control incident, (ii) third party liability insurance with limits of $200 million including coverage for third party bodily injury or death, property damage and cleanup of pollution on a sudden and accidental basis, and (iii) property insurance for our interest in the Anadarko operated Heidelberg field with limits of full replacement cost value.  We believe that our coverage limits are sufficient and are consistent with our exposure; however, there is no assurance that such coverage will adequately protect us against liability and loss from all potential consequences and damages associated with losses, should they occur.

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

We re–evaluate the purchase of insurance, coverage limits and deductibles annually. Future insurance coverage for the oil and natural gas industry could increase in cost and may include higher deductibles or retentions. In addition, some forms of insurance may become unavailable in the future or unavailable on terms that are economically acceptable. No assurance can be given that we will be able to maintain insurance in the future at rates that we consider reasonable and we may maintain only catastrophic coverage for certain risks in the future.

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

•	limit or prohibit drilling activities in certain locations lying within protected or otherwise sensitive areas;

•	govern gathering, transportation and marketing of oil and natural gas pipeline and facilities construction;

•	require remedial measures to mitigate or address pollution from our operations;

•	impose bonding or other financial requirements with respect to future decommissioning obligations; and

•	require the expenditure of significant amounts in connection with worker health and safety.

These laws, rules and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible.  The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability.  Additionally, Congress and federal, state and local agencies frequently revise environmental laws and regulations, and such changes could result in increased costs for environmental compliance, such as waste handling, permitting, or cleanup for the oil and natural gas industry and could have a significant impact on our operating costs.  In general, the oil and natural gas industry continues to be the subject of increased legislation and regulatory attention with respect to environmental matters. The U.S. Environmental Protection Agency (the “EPA”) has renewed environmental compliance by the energy extraction sector as one of its enforcement initiatives through 2019.

The following is a summary of some of the existing laws, rules and regulations to which our business operations are subject.

Oil Exploration

Public interest in the protection of the environment and human health has increased, particularly in light of the Deepwater Horizon incident in the U.S. Gulf of Mexico in 2010.  The U.S. government and its regulatory agencies with jurisdiction over oil and natural gas exploration, including the U.S. Department of the Interior (“DOI”) and two of its agencies, the BOEM and the BSEE, which together formerly comprised the Bureau of Ocean Energy

Management, Regulation and Enforcement (“BOEMRE”), responded to this incident by imposing moratoria on drilling operations.  These agencies adopted numerous new regulations and new interpretations of existing regulations regarding operations in the U.S. Gulf of Mexico that are applicable to us and with which our new applications for exploration plans and drilling permits must prove compliant.

Examples of relevant regulations include (i) the Increased Safety Measures for Energy Development on the Outer Continental Shelf—Final Rule, which sets forth increased safety measures for offshore energy development and requires, among other things, that all offshore operators submit written certifications as to compliance with the rules and regulations for operations occurring in the Outer Continental Shelf (“OCS”) including the submission of independent third party written certifications as to the capabilities of certain safety devices, such as blowout preventers and their components, and (ii) the Workplace Safety Rule (including its subsequent revisions), which includes requirements such as the development and implementation of a comprehensive Safety and Environmental Management System (“SEMS”) for oil and natural gas operations.  In December 2017, BSEE published a proposed rule, i.e., the Oil and Gas and Sulphur Operations on the Outer Continental Shelf–Oil and Gas Production Safety Systems-Revisions, which proposes to amend certain provisions of the aforementioned regulations; however, it appears the regulations are currently in effect.

In April 2016, BSEE finalized new well control regulations, which include more stringent design requirements and operational procedures for critical well control equipment.  These requirements include those aimed at improving equipment reliability, regulating drilling margin and preventing blowouts, as well as reforms in well design, well control, casing, cementing, real–time well monitoring and subsea containment.  The majority of the requirements became effective in 2016; however, several requirements have more extended timeframes for implementation and compliance.  In December 2017, BSEE submitted a proposed rule to revise these standards, and it is currently under review by the Office of Management and Budget. The regulations required to be implemented in the future could result in some delays of our drilling or production operations.

In June 2013, the so–called SEMS II Rule amended the Work Place Safety rule to include additional safety requirements.  Operators, including us, were required to comply with the SEMS II Rule, and have an independent audit completed by June 2015, which we completed in advance of the deadline.  In addition, BSEE proposed revisions in 2013 to 30 CFR 250, subpart H on Oil and Gas Production Safety Systems to address recent technological advances in production safety systems and equipment used to collect and treat oil and natural gas from OCS leases. In September 2016, BSEE published the final rule which includes certain standards concerning the use of best available and safest technology, more rigorous design and testing requirements for boarding shut down valves, and an increase in approved leakage rates for certain safety valves.  These new regulations may result in delays in the permitting process.  As discussed above, these regulations are currently being reconsidered by BSEE.

Additionally, the BOEM issues Notices to Lessees (“NTL”) which regulate our operations.  NTL 2015–N01 sets forth requirements for exploration plans, development and production plans and development operations coordination documents and NTL No. 2010–N10 adds certain additional requirements such as reporting, spill containment, and certification.

In July 2016, BOEM issued NTL No. 2016-N01 detailing procedures to determine, on an annual basis, a lessee’s ability to carry out its lease obligations – primarily the decommissioning of OCS facilities – and whether to require lessees to furnish additional financial assurance.  In January 2017, BOEM announced its decision to extend the implementation timeline for the NTL by an additional six months as to leases, rights–of–way and rights–of–use and easement for which there are co-lessees and/or predecessors in interest, in order to continue its interactive process to gather additional input from all interested parties, including industry stakeholders.  BOEM is currently reviewing NTL No. 2016–N01 and, during the review period, has extended the implementation timeline beyond the initial June 30, 2017 timeline, except in circumstances where there is a substantial risk of nonperformance of the interest holder’s decommissioning liabilities.

Resource Conservation and Recovery Act

The U.S. Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non–hazardous wastes.  Although drilling fluids, produced waters, and most of the other wastes associated with the exploration, development and production of oil or natural gas are currently exempt from regulations as hazardous waste under RCRA, we generate waste as a routine part of our operations that may be subject to RCRA.  Although a substantial amount of the waste generated in our operations is regulated as non–hazardous solid waste rather than hazardous waste, there is no guarantee that the EPA or individual states will not adopt more stringent requirements for the handling of non–hazardous or exempt waste or categorize some non–hazardous or exempt waste as hazardous in the future. Any such change could result in an increase in our costs to manage and dispose of waste, which could have a material adverse effect on our results of operations and financial position.

Comprehensive Environmental Response, Compensation and Liability Act

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”) imposes joint and several liability for costs of investigation and remediation and for natural resource damages without regard to fault or legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances. These classes of persons, or so–called potentially responsible parties (“PRPs”) include the current and past owners or operators of a site where the release occurred and anyone who disposed or arranged for the disposal of a hazardous substance found at the site. CERCLA also authorizes the EPA and, in some instances, third parties to take actions in response to threats to public health or the environment and to seek to recover from the PRPs the costs of such action. Many states have adopted comparable or more stringent statutes.  As a result, we could be held liable under CERCLA or analogous state laws for all or part of the costs required to clean up sites where such wastes have been disposed.

Clean Water Act

The Federal Water Pollution Control Act of 1972, or Clean Water Act, as amended (“CWA”), and analogous state laws impose restrictions and strict controls on the discharge of pollutants, produced waters and other oil and natural gas wastes into waters of the United States.  The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA, or an analogous state agency. In addition, spill prevention, control and countermeasure requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak.  Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations.

Oil Pollution Act

The primary federal law for oil spill liability is the Oil Pollution Act of 1990 (“OPA”), which amends and augments oil spill provisions of the CWA and imposes certain duties and liabilities on certain “responsible parties” related to the prevention of oil spills and damages resulting from such spills in or threatening United States waters or adjoining shorelines.  OPA assigns joint and several liability, without regard to fault, to each liable party for oil removal costs and a variety of public and private damages.  A liable “responsible party” includes the lessee or permittee of the area in which a discharging facility is located. The OPA also requires the lessee or permittee of the offshore area in which a covered offshore facility is located to establish and maintain evidence of financial responsibility to cover potential liabilities related to an oil spill for which such person would be statutorily responsible.  The amount depends on the risk represented by the quantity or quality of oil handled by such facility. BSEE has promulgated regulations that implement the financial responsibility requirements of the OPA. A failure to comply with the OPA’s requirements or inadequate cooperation during a spill response action may subject a responsible party to civil, administrative and/or criminal enforcement actions.

Clean Air Act

Our operations are subject to the federal Clean Air Act, (“CAA”), and analogous state laws and local ordinances governing the control of emissions from sources of air pollution.  Our operations utilize equipment that emits air pollutants subject to the CAA and other pollution control laws. These laws require utilization of air emissions abatement equipment to achieve prescribed emissions limitations and ambient air quality standards, as well as operating permits for existing equipment and construction permits for new and modified equipment. Regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the CAA or other air pollution laws and regulations, including the suspension or termination of permits and monetary fines. The EPA has also issued final source performance standards and permitting requirements aimed to limit emissions of methane, certain volatile organic compounds and toxic air pollutants, such as benzene from new, reconstructed and modified oil and natural gas sources.  The EPA announced in April 2017 its intention to reconsider certain aspects of the Emission Standards for New, Reconstructed, and Modified Sources for the oil and natural gas sector and stay certain requirements; however, the rule is still in effect.  These regulations could require us to incur additional expenses to control air emissions by installing emissions control technologies and adhering to a variety of work practice and other requirements.

Climate Change Legislation

Our operations and the combustion of petroleum and natural gas based products results in the emission of greenhouse gases (“GHG”) that could contribute to global climate change. Climate change regulation has gained momentum in recent years internationally and domestically at the federal, regional, state and local levels. Some states, regions and localities have adopted or have considered programs to address GHG emissions.  In addition, the U.S. Congress has at times considered the passage of laws to limit GHG emissions. Additionally, it is possible that federal legislation related to GHG emissions will be considered by Congress in the future. More stringent laws and regulations relating to climate change and GHGs may be adopted in the future and could cause us to incur material expenses in complying with them.

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

In August 2015 the EPA proposed new regulations to reduce methane emissions from oil and natural gas operations in an effort to reduce methane emissions from the oil and natural gas sector by up to 45 percent by 2025. The EPA issued updated and final new source performance standards regulations in 2016 for reducing methane from new and modified oil and natural gas production sources and natural gas processing and transmission sources. In April 2017, EPA indicated that they intend to reconsider certain aspects of the 2016 new source performance standards for the oil and natural gas sector. In June 2017, EPA issued two proposals to stay certain of these requirements and reconsider the entirety of the 2016 rules; however, the rules currently remain in effect.

On the international level, in April 2016, 195 nations signed and officially entered into an international climate change accord (the “Paris Agreement”), which calls for member countries to set their own GHG emissions targets, make these emissions targets more stringent over time and be transparent about the GHG emissions reporting and the measures each country will use to achieve its GHG emissions targets. A long–term goal of the Paris Agreement is to limit global temperature increase to well below two degrees Celsius from temperatures in the pre–industrial era. In June 2017, the United States announced its withdrawal from the Paris Agreement, although the earliest possible effective date of withdrawal is November 2020.  Despite the planned withdrawal, certain U.S. city and state governments have announced their intention to satisfy their proportionate obligations under the Paris Agreement. Additionally, under the Kyoto Protocol various nations, including Angola and Gabon, have committed to reducing their GHG emissions. The Kyoto Protocol has been extended until 2020.

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

OSHA and Other Laws and Regulations

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

Employees

As of December 31, 2017, we had 85 employees.  None of these employees are represented by labor unions or covered by any collective bargaining agreement.  We believe that relations with our employees are satisfactory.  In addition, as of December 31, 2017, we had 50 contractors and consultants working in our offices and field locations.

Available Information

Our annual reports on Form 10–K, quarterly reports on Form 10–Q, current reports on Form 8–K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our website at www.cobaltintl.com as soon as reasonably practicable after these reports have been electronically filed with, or furnished to, the SEC.  These documents are also available on the SEC’s website at www.sec.gov or you may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549.  Our website also includes our Code of Business Conduct and Ethics and our corporate governance guidelines.  No information from either the SEC’s website or our website is incorporated herein by reference.

EXECUTIVE OFFICERS

The following table sets forth certain information concerning our executive officers as of the date of this Annual Report.

Name	Age	Position
Timothy J. Cutt	57	Chief Executive Officer
David D. Powell	59	Chief Financial Officer
Rodney M. Skaufel	55	President, Operations
Jeffrey A. Starzec	41	Executive Vice President, General Counsel and Secretary
Richard A. Smith	58	Senior Vice President, Strategy and Business Development

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

Risks Relating to Our Chapter 11 Proceedings

We are subject to the risks and uncertainties associated with our Chapter 11 Proceedings.

On December 14, 2017, the Debtors filed the Chapter 11 Cases as defined and further discussed under “Chapter 11 Proceedings” in Part I, Item 1 “Business” of this Annual Report on Form 10–K.  For the duration of our Chapter 11 Cases, our operations and our ability to develop and execute our business plan, and our continuation as a going concern, are subject to the risks and uncertainties associated with bankruptcy. These risks include the following:

•	our ability to develop, confirm and consummate a chapter 11 plan or alternative restructuring transaction, including a sale of all or substantially all of our assets;

•	our ability to obtain Bankruptcy Court approval with respect to motions filed in our Chapter 11 Cases from time to time;

•	our ability to maintain our relationships with our suppliers, service providers, vendors, employees, and other interested parties;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to execute our business plan;

•	the ability of interested parties to seek and obtain Bankruptcy Court approval to terminate contracts and other agreements with us;

•

the ability of interested parties to seek and obtain Bankruptcy Court approval to terminate or shorten the exclusivity period for us to propose and confirm a chapter 11 plan, to appoint a chapter 11 trustee, or to convert the Chapter 11 Cases to a chapter 7 of the Bankruptcy Code proceeding; and

•	the actions and decisions of our creditors and other interested parties who have interests in our Chapter 11 Cases that may be inconsistent with our goals during the Chapter 11 Cases.

These risks and uncertainties could affect our business and operations in various ways.  For example, negative events associated with our Chapter 11 Cases could adversely affect our relationships with our suppliers, service providers, vendors, employees, and other interested parties, which in turn could adversely affect our operations and financial condition.  We also need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.  Because of the risks and uncertainties associated with our Chapter 11 Cases, we cannot accurately predict or quantify the ultimate impact of events that occur during our Chapter 11 Cases that may be inconsistent with our goals during the Chapter 11 Cases.

Operating during the Chapter 11 Cases for a long period of time may harm our business.

A long period of operations during the Chapter 11 Cases could have a material adverse effect on our business, financial condition, results of operations and liquidity.  So long as our Chapter 11 Cases continue, our senior management will be required to spend a significant amount of time and effort diligently pursuing the Chapter 11 Cases instead of focusing exclusively on our business operations.  A prolonged period of operating during the Chapter 11 Cases also may make it more difficult to retain management and other key personnel necessary to the success of our business.  In addition, the Chapter 11 Cases and our expressed intent to sell all or substantially all of our assets makes it likely that our vendors and suppliers will lose confidence in us and will seek to establish alternative commercial relationships.

Furthermore, so long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases, and we cannot predict the ultimate amount of all recoveries for the claims that will be subject to a chapter 11 plan.

If we are unable to obtain confirmation of our chapter 11 plan on a timely basis, because of a challenge to the plan, a failure to obtain an order from the Bankruptcy Court confirming the plan, or a failure to satisfy the conditions to the effectiveness of the plan, we may be forced to operate in chapter 11 for an extended period of time while trying to develop a different chapter 11 plan that can be confirmed.  Protracted Chapter 11 Cases would increase both the probability and the magnitude of the adverse effects described above.

Our shares of common stock are not listed for trading on a national securities exchange.

Our common stock currently trades on the OTC Pink marketplace maintained by the OTC Markets Group, Inc. (the “OTC Pink”) and is not listed for trading on a national securities exchange. Investments in securities trading on the OTC Pink are generally less liquid than investments in securities trading on a national securities exchange.

We believe it is highly likely that our existing common shares will be canceled in our Chapter 11 Cases.

We have a significant amount of indebtedness that is senior to our existing common stock in our capital structure.  As a result, we believe that it is highly likely that our existing common stock will be canceled in our Chapter 11 Cases and will not be entitled to a recovery. Any trading in our common stock during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our common stock.

We may be unable to sell our Gulf of Mexico assets or all or substantially all of our assets on favorable terms, or at all.

Prior to our Chapter 11 Cases, we were engaged in a marketing process for our Gulf of Mexico assets and for the sale of all or substantially all of our assets.  These marketing efforts took longer than anticipated, leading to the commencement of the Chapter 11 Cases to continue our marketing and sale efforts. In connection with our Chapter

11 Cases, we continue to be engaged in a marketing and sale process for our Gulf of Mexico assets and for the sale of all or substantially all of the assets of the Debtors and we may not be able to enter into an agreement to sell our Gulf of Mexico assets or all or substantially all of the assets of the Debtors on favorable terms, or at all.  In the event we do enter into an agreement to sell our Gulf of Mexico assets or all or substantially all of the assets of the Debtors, such agreement may contain closing conditions, including a potential need for certain regulatory approvals and financing, which may be beyond our control.  If we are unable to timely sell our Gulf of Mexico assets or all or substantially all of the Debtors on acceptable terms, or at all, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements.

In certain instances, the Chapter 11 Cases may be converted to a case under Chapter 7 of the Bankruptcy Code.

If the Bankruptcy Court finds that it would be in the best interest of creditors and/or the Debtors, the Bankruptcy Court may convert our Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code.  In such event, a Chapter 7 trustee would be appointed or elected to liquidate the Debtors’ assets for distribution in accordance with the priorities established by the Bankruptcy Code.  The Debtors believe that liquidation under Chapter 7 would result in substantially reduced distributions being made to the Debtors’ creditors than those provided for in a chapter 11 plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time rather than marketing and selling in a controlled manner all or substantially all of the assets  of the Debtors’ as a going concern, (ii) additional administrative expenses resulting from the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of executory contracts in connection with cessation of operations.

Our financial results may be volatile and may not reflect historical trends.

During the Chapter 11 Cases, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities and expenses, contract terminations and rejections, and claims reconciliation and payments significantly impact our consolidated financial statements.  As a result, our historical financial performance is likely not indicative of our financial performance after the date of the Chapter 11 Cases.

Transfers of our equity in connection with our Chapter 11 Cases may impair our ability to utilize our federal income tax net operating loss carryforwards in future years.

Our ability to utilize our net operating loss carryforwards to offset future taxable income and to reduce federal income tax liability is subject to certain requirements and restrictions.  If we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code, then our ability to use our net operating loss carryforwards may be substantially limited, which could have a negative impact on our financial position and results of operations.  Generally, there is an “ownership change” if one or more stockholders owning 5% or more of a corporation’s common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over the prior three–year period.  Following the implementation of a chapter 11 plan, it is possible that an “ownership change” may be deemed to occur.  Under Section 382 of the Internal Revenue Code, absent an applicable exception, if a corporation undergoes an “ownership change,” the amount of its net operating losses that may be utilized to offset future taxable income generally is subject to an annual limitation.  Even if the net operating loss carryforwards is subject to limitation under Section 382, the net operating losses can be reduced from the amount of discharge of indebtedness arising in a chapter 11 case under Section 108 of the Internal Revenue Code.

Loss of additional personnel could adversely affect our operations.

Our operations are dependent on a relatively small group of key management personnel, including our executive officers.  Our Chapter 11 Cases have created distractions and uncertainty for our key management personnel and our employees.  As a result, we have experienced and may continue to experience reductions in force and increased levels of employee attrition.  Because competition for experienced personnel in our industry can be intense, we may be unable to find acceptable replacements with comparable skills and experience and their loss could adversely affect our ability to operate our business.  Our Chapter 11 Cases also have significant potential to adversely affect our ability to retain senior management and key employees.  A loss of key personnel or material erosion of employee morale could have a material adverse effect on our ability to meet counterparty expectations, thereby adversely affecting our business and results of operations.

Risks Relating to Our Business

Our business plan requires substantial additional capital, which we may be unable to raise on acceptable terms in the future, which may in turn limit our ability to execute our development projects and achieve production, conduct exploration and production activities or renew our exploration portfolio.

In 2017, we generated $53.9 million of oil, natural gas and natural gas liquids revenues.  Our capital outlays and operating expenditures have increased substantially over at past several years as we expanded our operations and have vastly exceeded the revenue we received from our oil and natural gas operations.  Developing major offshore oil and natural gas projects, especially in complex and challenging environments, continuing exploration activities and obtaining additional leases or concessional licenses and seismic data are very capital intensive.

Our future capital requirements will depend on many factors, including:

•	our ability to consummate key divestments or acquisitions;

•	the performance of the producing wells on our Heidelberg development;

•	the scope, rate of progress and cost of our exploration, appraisal and development activities;

•	lack of partner participation in exploration, appraisal or development operations;

•	the extent to which we must spend money to maintain oil leases or concessional licenses;

•	oil and natural gas prices;

•	our ability to locate and acquire hydrocarbon reserves;

•	our ability to produce oil or natural gas from hydrocarbon reserves;

•	our ability to meet the timelines for development set forth in our leases;

•	the terms and timing of any drilling and other production-related arrangements that we have entered into; and

•	the timing of partner and governmental approvals and/or concessions.

Additional financing may not be available on favorable terms, or at all, due to the Chapter 11 Cases, our substantial level of indebtedness or otherwise. Even if we succeed in selling additional securities to raise additional capital, at such time the ownership percentage of our existing stockholders could be diluted, and new investors may demand rights, preferences or privileges senior to those of existing stockholders. If we raise additional capital through debt financing, the financing may involve covenants that would restrict our business activities. If we choose to farmout interests in our leases or licenses, we would dilute our ownership interest subject to the farmout and any potential value resulting therefrom, and we may lose operating control over such leases or licenses.

In response to another decline in oil and natural gas prices, our partners could elect not to participate in the drilling of a particular exploration or appraisal well with us. This could dramatically increase our share of the costs of such operation and may cause us to cancel or delay certain operations and could have a material adverse effect on our liquidity and results of operations.

We may be unable to consummate the settlement with Sonangol.

On December 19, 2017 we reached a settlement agreement with Sonangol to resolve all disputes and transition Cobalt’s interests in Blocks 20 and 21 offshore Angola to Sonangol for $500.0 million. Pursuant to the Order Approving Debtors’ Motion for Entry of an Order (I) Authorizing Performance under Settlement Agreement, (II) Approving Settlement Agreement, and (III) Granting Related Relief [Docket No. 127] (the “9019 Order”), the settlement was authorized and approved by the Bankruptcy Court, but remains subject to its oversight.  We received an initial non–refundable payment of $150.0 million from Sonangol on February 21, 2018 and the final $350.0 million payment is to be received no later than July 1, 2018.  If we are not able to collect the remaining amount owed to us pursuant to our settlement agreement with Sonangol on a timely basis, we will continue to pursue our remedies pursuant to the arbitration proceedings.  There can be no assurances that our efforts will be successful or that we will receive any future payments from Sonangol, which could have a material adverse effect on our business, results of operations and financial condition.

Under the terms of our various leases, we are required to drill wells and conduct certain development activities in order to retain exploration and production rights. Failure to do so may result in loss of our interests in these leases.

Most of our deepwater U.S. Gulf of Mexico blocks have a 10 year primary term, expiring between 2018 and 2025.  Generally, we are required to commence exploration activities or successfully exploit our properties during the primary lease term in order for these leases to extend beyond the primary lease term.  A portion of the leases covering our North Platte, Shenandoah and Anchor discoveries are beyond their primary term, and the operator must conduct continuous operations or obtain an SOP in order to maintain such leases.  In addition, certain of our targeted exploration prospects have leases that expire within the next 12 months and, even if we were to commence exploration activities prior to lease expiration, we could be required to conduct continuous operations on those prospects if the initial exploration activities were to be successful.  This requirement to conduct continuous drilling operations may cause us to relinquish such leases despite the fact that an exploration well on such leases was successful.  Accordingly, we and our partners may not be able to drill all of the prospects identified on our leases prior to the expiration of their respective terms and we can make no assurances that we, or the operator of the discoveries in which we hold a non–operated interest, will be able to successfully perpetuate leases through continuous operations or obtaining an SOP.  Should the prospects we have identified under the leases currently in place yield discoveries, we cannot assure you that we will not face delays in drilling these prospects or otherwise have to relinquish these prospects.  The costs to maintain leases over such areas may fluctuate and may increase significantly since the original term, and we may not be able to renew or extend such leases on commercially reasonable terms or at all.  Our actual drilling activities may therefore materially differ from our current expectations, which could have a material adverse effect on our business.  For each of our lease areas, we cannot assure you that any renewals will be granted or whether any new leases will be available on commercially reasonable terms, or, in some cases, at all.

A decline in prices for oil and natural gas may have a material adverse effect on our business, financial condition and results of operations.

The downturn in oil and natural gas prices during the last few years had, and any future downturn will have, a significant material adverse effect on our business, results of operations, liquidity and the market price of our common stock. The prices that we receive for our oil, natural gas and natural gas liquids production affects our revenues, profitability, liquidity, access to capital and future growth rate. Historically, prices for oil and natural gas have been volatile and will likely continue to be volatile in the future. These prices depend on numerous factors, all of which are beyond our control.  These factors include, but are not limited to:

•	changes in supply and demand for oil and natural gas;

•	the actions of the Organization of the Petroleum Exporting Countries;

•	the price and quantity of imports of foreign oil and natural gas;

•	speculation as to the future price of oil and the speculative trading of oil futures contracts;

•	global economic conditions;

•	political and economic conditions, including embargoes, in oil–producing countries or affecting other oil–producing activities, particularly in the Middle East, Africa, Russia and South America;

•	the continued threat of terrorism and the impact of military and other action, including U.S. military operations in the Middle East;

•	the level of global oil and natural gas exploration and production activity;

•	the level of global oil and natural gas inventories and oil and natural gas refining capacities;

•	weather conditions and other natural disasters;

•	technological advances affecting energy consumption;

•	domestic and foreign governmental regulations;

•	proximity and capacity of oil and natural gas pipelines and other transportation facilities;

•	the price and availability of competitors’ supplies of oil and natural gas; and

•	the price and availability of alternative fuels.

Significant declines in oil and natural gas prices for an extended period may have the following effects on our business:

•	limiting our financial condition, liquidity, ability to finance our capital expenditures and results of operations;

•	reducing the amount of oil and natural gas that we can produce economically;

•	causing us to delay, postpone or terminate our exploration, appraisal and development activities;

•	reducing any future revenues, operating income and cash flows;

•	reducing the carrying value of our oil and natural gas properties; or

•	limiting our access to sources of capital, such as equity and long-term debt.

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

We may not be able to fully execute these projects due to:

•	another decline in oil and natural gas prices;

•	inability to obtain sufficient and timely financing;

•	inability to attract and/or retain sufficient quantity of personnel with the skills required to bring these complex projects to production on schedule and on budget;

•	significant delays in delivery of essential items or performance of services, cost overruns, supplier insolvency, or other critical supply failure could adversely affect project development;

•	inability to advance certain technologies;

•	inability to obtain partner or government approval for projects;

•	civil disturbances, anti–development activities, legal challenges or other interruptions which could prevent access; and

•	drilling hazards or accidents or natural disasters.

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

We are not, and may not be in the future, the operator of all our properties, and do not, and may not in the future, hold all of the working interests in our properties. Therefore, we will not be able to control the timing of exploration or development efforts, associated costs, or the rate of production of any non-operated and, to an extent, any non-wholly owned, assets.

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

Our drilling and development plans on our acreage are scheduled out over a multi-year period. Our drilling and development plans depend on a number of factors, including the availability of capital and equipment, qualified personnel, seasonal and weather conditions, regulatory and block partner approvals, civil and political conditions, oil prices, costs and drilling results. The final determination on whether to drill any exploration, appraisal, or development well, including the exact drilling location as well as the successful development of any discovery, will be dependent upon the factors described elsewhere in this Annual Report on Form 10–K as well as, to some degree, the results of our drilling activities. Because of these uncertainties, we do not know if the drilling locations we have identified or targeted will be drilled in the location we currently anticipate, within our expected timeframe or at all or if we will be able to economically produce oil or natural gas from these or any other potential drilling locations.

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

Exploring for and developing oil reserves involves a high degree of operational and financial risk, which precludes definitive statements as to the time required and costs involved in reaching certain objectives. The budgeted costs of drilling, completing and operating exploration, appraisal and development wells are often exceeded and can increase significantly when drilling costs rise due to a tightening in the supply of various types of oilfield equipment and related services. Drilling may be unsuccessful for many reasons, including geological conditions, weather, cost overruns, equipment shortages and mechanical difficulties. Exploration wells bear a much greater risk of financial loss than development wells. In the past we have experienced unsuccessful drilling efforts. Moreover, the successful drilling of an oil well does not necessarily result in a profit on investment. A variety of factors, both geological and market-related, can cause a well or an entire development project to become uneconomic or only marginally economic. Our initial drilling sites require significant additional exploration and appraisal, regulatory approval and commitments of resources prior to commercial development. We face additional risks in the Inboard Lower Tertiary trend in the U.S. Gulf of Mexico and offshore Gabon due to a general lack of infrastructure and, in the case of offshore Gabon, underdeveloped oil and natural gas industries and increased transportation expenses due to geographic remoteness. Thus, this may require either a single well to be exceptionally productive, or the existence of multiple successful wells, to allow for the development of a commercially viable field.

We only recently began producing oil and natural gas and our future performance is uncertain.

In January 2016, we began producing oil and natural gas from our Heidelberg project in which we own just a 9.375% working interest. We do not currently produce oil or natural gas from any of our other properties and do not expect to commence production from those properties. We have only been generating revenue from operations for a very short period of time and expect to generate only limited revenue from production during the pendency of our Chapter 11 Cases. Companies in their initial stages of development face substantial business and financial risks and may suffer significant losses. We have generated substantial net losses and negative cash flows from operating activities since our inception and expect to continue to incur net losses during the pendency of our Chapter 11 Cases. We face challenges and uncertainties in financial and commercial planning as a result of the complex nature of our business and uncertainties regarding the nature, scope and results of our future activities and financial commitments.

The inability of one or more third parties who contract with us to meet their obligations to us may have a material adverse effect on our financial results.

We may be liable for certain costs if third parties who contract with us are unable to meet their commitments under such agreements. We are currently exposed to credit risk through joint interest receivables from our block and/or lease partners. As a result of our exploration success, we have a large inventory of development projects which will require significant capital expenditures and have long development cycle times. Our partners, both in the U.S. Gulf of Mexico and West Africa, must be able to fund their share of investment costs through the lengthy development cycle, through cash flow from operations, external credit facilities, or other sources, including project financing arrangements. Our partners may not be successful in obtaining such financing, which could negatively impact the progress and timeline for development. In addition to project development costs, our partners must also be able to fund their share of exploration and other operating expenses. We may be unable to recover such outstanding amounts, which would materially negatively impact our liquidity and financial position. Furthermore, in response to the previous decline in oil and natural gas prices, certain of our partners have announced significant capital expenditure reductions, which may cause such partners to elect not to participate in the drilling of a particular exploration or appraisal well with us. This could dramatically increase our share of the costs of such operation and may cause us to cancel or delay certain operations and there could be a material adverse effect on our liquidity and results of operations.

In addition, if any of the service providers we contract with to conduct development or exploration activities file for bankruptcy or are otherwise unable to fulfill their obligations to us, we may face increased costs and delays in locating replacement vendors. The previous decline in oil and natural gas prices and the resulting adverse impact on our industry may have an material adverse impact on or contribute to the insolvency of certain third parties from which we contract drilling, development and related oilfield services, as well as block partners, which in turn could affect such companies’ ability to perform such services for us and result in delays to our exploration, appraisal and development activities. The inability or failure of third parties we contract with to meet their obligations to us or their insolvency or liquidation may have a material adverse effect on our business, results of operations or financial condition.

We are dependent on certain members of our management and technical team and our inability to retain qualified personnel may impair our ability to grow our business.

Our investors must rely upon the ability, expertise, judgment and discretion of our management and the success of our technical team in identifying, discovering and developing oil reserves and progressing our development projects toward first production. Our performance and success are dependent, in part, upon key members of our management and technical team, and their loss or departure could be detrimental to our future success. Our inability to retain qualified personnel may impair our ability to grow our business and develop our discoveries, which could have a material adverse effect on our results of operations and financial condition, as well as on the market price of our common stock.

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

In 2010, the Transocean Deepwater Horizon, a semi-submersible offshore drilling rig operating in the deepwater U.S. Gulf of Mexico, exploded, burned for two days and sank, resulting in loss of life, injuries and a large oil spill. The U.S. government and its regulatory agencies with jurisdiction over oil and natural gas exploration, including the DOI, BOEM and BSEE, responded to this incident by imposing moratoria on drilling operations and adopting numerous new regulations and new interpretations of existing regulations regarding operations in the U.S. Gulf of Mexico. Compliance with these new regulations and interpretations has increased the cost of our drilling operations in the U.S. Gulf of Mexico.

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

•	future activist efforts could result in the following:

•	delay or denial of drilling permits;

•	shortening of lease terms or reduction in lease size;

•	restrictions or delays on our ability to obtain additional seismic data;

•	restrictions on installation or operation of gathering, processing or production facilities;

•	restrictions on the use of certain operating practices;

•	legal challenges or lawsuits;

•	damaging publicity about us;

•	increased regulation;

•	increased costs of doing business;

•	reduction in demand for our products; and

•	other adverse effects on our ability to develop our properties.

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

In connection with entering into our RSAs for Blocks 9 and 21 offshore Angola, two Angolan-based E&P companies were assigned as part of the contractor group by the Angolan government. In 2011, a formal order of investigation was issued by the SEC related to allegations of a connection between senior Angolan government officials and one of these companies, and, to avoid non–overlapping information requests, we voluntarily contacted the U.S. Department of Justice (“DOJ”) with respect to the SEC’s investigation and offered to respond to any requests the DOJ may have.

We were notified in January 2015 that the SEC’s investigation had concluded and that the SEC did not intend to recommend any enforcement action. In February 2017, we received a letter from the DOJ advising us that the DOJ has closed its investigation into our operations in Angola. This formally concluded the DOJ investigation and no regulatory action was taken against us as a result of these investigations.

On March 13, 2017, the SEC informed us that it had initiated an informal inquiry regarding the Sonangol Research and Technology Center (the “SRTC”).  As background, in December 2011, we executed the PSC under which we and BP are required to make certain social contributions to Sonangol, including for the SRTC.  On March 13, 2017, we also received from the SEC a voluntary request for information regarding such inquiry.  We cooperated with the SEC, providing requested information regarding the SRTC.  The SEC also asked for, and we provided, information regarding other aspects of our Angolan operations, including two of our wells offshore Angola.  On January 29, 2018, the SEC formally concluded its investigation into potential violations of the federal securities laws, including the FCPA, and advised that the SEC staff did not intend to recommend any enforcement action by the SEC against us.

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

We are currently, and from time to time we may become, involved in various legal and regulatory proceedings arising in the normal course of business. We intend to vigorously defend and prosecute any such lawsuits and do not believe they will have a material adverse effect on our business.  On March 8, 2017, we submitted a Notice of Dispute to Sonangol reserving our rights to file an arbitration proceeding under the Sale Agreement if Sonangol does not timely resolve the matters relating to the extensions to our satisfaction and we filed a request for arbitration with the International Chamber of Commerce against Sonangol.  In July 2017, Sonangol filed an Answer to our RFA and Counterclaim, asking for repayment of the $250.0 million initial payment that Sonangol made to us under the Sale Agreement.  We also filed a separate RFA with the ICC against Sonangol P&P seeking recovery of over $___ million, plus applicable post-award interest and costs, representing the joint interest receivable owed to us for operations on Block 21 offshore Angola.

On December 19, 2017, we reached a settlement agreement with Sonangol to resolve all disputes and transition our interests in Blocks 20 and 21 offshore Angola to Sonangol for $500.0 million. The Agreement was approved pursuant to the 9019 Order, but remains subject to oversight by the Bankruptcy Court.  An initial non–refundable payment of $150.0 million was paid by Sonangol on February 21, 2018 with the final $350.0 million payment to be received no later than July 1, 2018.  If the Agreement is not consummated, we will continue to seek all available remedies at law or in equity. However, we cannot predict the occurrence or outcome of these proceedings with certainty, and if we are unsuccessful in these litigations and any loss exceeds our available insurance, this could have a material adverse effect on our results of operations.

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

Exploration and production activities in the oil and natural gas industry are subject to extensive local, state, federal and international regulations. We may be required to make large expenditures to comply with governmental regulations, particularly in respect of the following matters:

•	leases for drilling operations;

•	foreign exchange and banking;

•	royalty increases, including retroactive claims;

•	drilling and development bonds and social payment obligations;

•	reports concerning operations;

•	the spacing of wells;

•	unitization of oil accumulations;

•	environmental remediation or investigation; and

•	taxation.

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

The oil and natural gas industry has become increasingly dependent on digital technologies to conduct day-to-day operations including certain exploration, development, production and financial activities. For example, software programs are used to interpret seismic data, manage drilling rigs, conduct reservoir modeling and reserves estimation, and to process and record financial and operating data.

We depend on digital technology, including information systems and related infrastructure as well as cloud application and services, to process and record financial and operating data, communicate with our employees and business partners, analyze seismic and drilling information, estimate quantities of oil and natural gas reserves and for many other activities related to our business. Our business partners, including vendors, service providers, purchasers of our production, and financial institutions, are also dependent on digital technology. The complexity of the technologies needed to explore for and develop oil and natural gas in increasingly difficult physical environments, such as below-salt deepwater, and global competition for oil and natural gas resources make certain information more attractive to thieves.

As dependence on digital technologies has increased, cyber–attacks, including deliberate attacks or unintentional events, have also increased. A cyber–attack could include gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption, or result in denial of service on websites.

Our technologies, systems, networks, and those of our business partners may become the target of cyber–attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of our business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. A cyber incident involving our information systems and related infrastructure, or that of our business partners, could disrupt our business plans and negatively impact our operations. Although to date we have not experienced any cyber–attacks, there can be no assurance that we will not be the target of cyber-attacks in the future or suffer such losses related to any cyber incident. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

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

We, as the named lessee or as the designated operator under our current and future oil leases, could be held liable for all environmental, health and safety costs and liabilities arising out of our actions and omissions as well as those of our third–party contractors.  To the extent we do not address these costs and liabilities or if we are otherwise in breach of our lease requirements, our leases could be suspended or terminated.  We have contracted with and intend to continue to hire third parties to perform the majority of the drilling and other services related to our operations.  There is a risk that we may contract with third parties with unsatisfactory environmental, health and safety records or that our contractors may be unwilling or unable to cover any losses associated with their acts and omissions.  Accordingly, we could be held liable for all costs and liabilities arising out of the acts or omissions of our contractors, which could have a material adverse effect on our results of operations and financial condition.

As the designated operator of certain of our leases, we are required to maintain bonding or insurance coverage for certain risks relating to our operations, including environmental risks.  We maintain insurance at levels that we believe are consistent with current industry practices, but we are not fully insured against all risks.  Our insurance may not cover any or all environmental health or safety claims that might arise from our operations or those of our third-party contractors.  If a significant accident or other event occurs and is not fully covered by our insurance, or our third-party contractors have not agreed to bear responsibility, such accident or event could have a material adverse effect on our results of operations and our financial condition.  In addition, we may not be able to obtain required bonding or insurance coverage at all or in time to meet our anticipated startup schedule for each well, and if we fail to obtain this bonding or coverage, such failure could have a material adverse effect on our results of operations and financial condition.

Under certain environmental laws, we could be held responsible for all of the costs relating to any releases of regulated substances caused by us or our contractors, at our facilities and at any third party waste disposal sites used by us or on our behalf.  These costs could be material.  In addition, offshore oil exploration and production involves various hazards, including human exposure to regulated substances, including naturally occurring radioactive materials.  As such, we could be held liable for any and all consequences arising out of human exposure to such substances or other damage resulting from the release of regulated substances to the environment, endangered species, property or to natural resources.

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

In addition, we expect continued attention to climate change issues.  Various countries and U.S. states and regions have agreed to regulate emissions of GHGs, including methane (a primary component of natural gas) and carbon dioxide, a byproduct of oil and natural gas combustion.  Additionally, the U.S. Congress has in the past and may in the future consider legislation requiring reductions in GHG emissions.  The regulation of GHGs and the physical impacts of climate change in the areas in which we and the end-users of our products operate could have a material adverse effect on our operations and the demand for our products.

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

Our assets consist primarily of interests in U.S. oil and natural gas properties (which constitute U.S. real property interests for purposes of determining whether we are a U.S. real property holding corporation) and interests in non–U.S. oil and natural gas properties, the relative values of which at any time may be uncertain and may fluctuate significantly over time.  Therefore, we may be, now or at any time while a non–U.S. investor owns our common stock, a U.S. real property holding corporation.  As a result, under the Foreign Investment in Real Property Tax Act (“FIRPTA”), certain non–U.S. investors may be subject to U.S. federal income tax on gain from the disposition of shares of our common stock, in which case they would also be required to file U.S. tax returns with respect to such gain.  Whether these FIRPTA provisions apply depends on the amount of our common stock that such non–U.S. investors hold and whether, at the time they dispose of their shares, our common stock is regularly traded on an established securities market (such as OTC Pink) within the meaning of the applicable Treasury Regulations. So long as our common stock is listed on OTC Pink, only a non–U.S. investor who has held, actually or constructively, more than 5% of our common stock may be subject to U.S. federal income tax on the disposition of our common stock under FIRPTA.

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

Even when insurance is purchased, exclusions in coverage, unanticipated circumstances and potentially large indemnity obligations may have a material adverse effect on our operations and financial condition.  The inability of our insurance provider to obtain adequate re–insurance may jeopardize our insurance coverage or otherwise impair its ability to perform its obligations under our insurance policies and agreements. Because third–party contractors and other service providers are used in our offshore operations, we may not realize the intended protections of worker’s compensation laws in dealing with their employees.  Generally, under our contracts with drilling and other oilfield service contractors, we are obligated, subject to certain exceptions and limitations, to indemnify such contractors for all claims arising out of damage to our property, injury or death to our employees and pollution emanating from the wellbore, including pollution resulting from blow-outs and uncontrolled flows of hydrocarbons.

In addition, even when insurance is purchased, we may encounter disputes with our insurance providers concerning coverage and such providers may attempt to deny coverage.  For example, one of our insurance providers is disputing coverage for certain expenses and potential liabilities, including with respect to our current shareholder litigation matters.  We are enforcing our rights to coverage pursuant to our insurance agreements with this insurance provider and believe such expenses and potential liabilities are covered by such insurance, within certain thresholds.  Should we be unsuccessful in enforcing rights under our insurance agreements, should we breach the terms of our insurance agreements or should such insurance agreements not provide the coverage we believed to be in place, any losses we incur which are not covered wholly or partially by insurance could have a material adverse effect on our results of operations and financial condition.

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

Our arbitration with Sonangol with respect to our interests in Blocks 20 and 21 offshore Angola resulted in the Agreement pursuant to which Sonangol has agreed to pay us $500.0 million to resolve all disputes with Sonangol and transition our interest in Blocks 20 and 21 offshore Angola to Sonangol.  If we are not able to collect the amounts owed to us under the Agreement with Sonangol on a timely basis, we will continue to pursue our remedies available to us.

On December 19, 2017, we reached a settlement agreement with Sonangol to resolve all disputes and transition Cobalt’s interests in Blocks 20 and 21 offshore Angola to Sonangol for $500.0 million. The Agreement was approved pursuant to the 9019 Order, but remains subject to oversight by the Bankruptcy Court.  An initial non-refundable payment of $150.0 million was paid by Sonangol on February 21, 2018 with the final $350.0 million payment to be received no later than July 1, 2018.  If we are not able to collect the remaining amount owed to us pursuant to the Agreement on a timely basis, we will continue to pursue our remedies pursuant to the arbitration proceedings.  There can be no assurances that our efforts will be successful or that we will receive any future payments from Sonangol, which could have a material adverse effect on our business, results of operations and financial condition.

Risks Relating to our Common Stock

Our stock price may be volatile, and investors in our common stock could incur substantial losses.

The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including, but not limited to:

•	the Chapter 11 Cases;

•	the price of oil and natural gas;

•	the success of our development and production operations, and the marketing of any oil and natural gas we produce;

•	regulatory developments in the United States and foreign countries where we operate;

•	the recruitment or departure of key personnel;

•	quarterly or annual variations in our financial results or those of companies that are perceived to be similar to us;

•	market conditions in the industries in which we compete and issuance of new or changed securities;

•	increases in operating costs, including cost overruns associated with our exploration and development activities;

•	analysts’ reports or recommendations;

•	the failure of securities analysts to cover our common stock or changes in financial estimates by analysts;

•	the inability to meet the financial estimates of analysts who follow our common stock;

•	the issuance or sale of any additional securities of ours;

•	investor perception of our company and of the industry in which we compete and areas in which we operate; and

•	general economic, political and market conditions.

A substantial portion of our total outstanding shares may be sold into the market at any time. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

All of the shares sold in our public offerings are freely tradable without restrictions or further registration under the federal securities laws, unless purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act.  Substantially all the remaining shares of common stock are restricted securities as defined in Rule 144 under the Securities Act.  Restricted securities may be sold in the U.S. public market only if registered or if they qualify for an exemption from registration, including by reason of Rules 144 or 701 under the Securities Act.  All of our restricted shares are eligible for sale in the public market, subject in certain circumstances to the volume, manner of sale limitations with respect to shares held by our affiliates, and other limitations under Rule 144.  Additionally, we have registered all shares of our common stock that we may issue under our employee and director benefit plans.  These shares can be freely sold in the public market upon issuance, unless pursuant to their terms these stock awards have transfer restrictions attached to them. Sales of a substantial number of shares of our common stock, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

In March 2015, the Court entered an order consolidating the Neuman lawsuit with the St. Lucie lawsuit (the “Consolidated Action”) and also entered an order in the Consolidated Action appointing Lead Plaintiffs and Lead Counsel. Lead Plaintiffs filed their consolidated amended complaint in May 2015. Among other remedies, the Consolidated Action seeks damages in an unspecified amount, along with an award of attorney fees and other costs and expenses to the plaintiffs. We filed a motion to dismiss the consolidated amended complaint in June 2015, and the other defendants also filed motions to dismiss. The Court denied our motion to dismiss in January 2016, and, in March 2016, the Court also denied our motion requesting that the Court certify its order on the motions to dismiss so that we may seek interlocutory appellate review of the order.   In June 2017, the Court certified a class of all persons and entities who purchased or otherwise acquired our securities between March 1, 2011 and November 3, 2014.  In July 2017, we filed a petition for permission to file an interlocutory appeal challenging the class certification order.  On August 4, 2017, the Fifth Circuit Court of Appeals granted our petition for permission to file the interlocutory appeal.  We filed our appeal on October 10, 2017, and briefing is now complete.   On December 14, 2017, we filed a notice of suggestion on pendency of bankruptcy and the Court stayed the Consolidated Action the following day.  The court presiding over our bankruptcy proceeding subsequently entered an order staying the Consolidated Proceeding in its entirety through April 20, 2018.  On December 22, 2017, Plaintiffs moved to dismiss Cobalt from the Consolidated Action.  The Court denied the motion without prejudice on January 24, 2018, holding that the Plaintiffs could reurge their motion 31 days after providing notice and an opportunity to object to class members via publication in Business Wire.

In May 2016, Gaines, a purported stockholder, filed a derivative action in the 295th District Court in Harris County, Texas against us, as a nominal defendant, certain of our current and former officers and directors, and certain investment firms and funds.  The lawsuit alleges that current and former officers and directors breached their fiduciary duties by making, and permitting us to make, alleged misrepresentations about two of our exploration wells offshore Angola; that certain officers received performance-based compensation in excess of what they were entitled; and that the investment firms and funds owed a fiduciary duty to us as controlling stockholders and breached that duty by engaging in insider trading.  The lawsuit further alleges that demand was wrongfully refused.  The plaintiff asserts claims for breach of fiduciary duty and unjust enrichment and seeks damages in an unspecified amount, disgorgement of profits, appropriate equitable relief, and an award of attorney fees and other costs and expenses.  In July 2016, we filed our answer and special exceptions challenging the plaintiff’s standing to bring such claims against us.  The Court heard arguments on our special exceptions in December 2016.  On December 14, 2017, we filed a notice of suggestion on pendency of bankruptcy.  The matter remains ongoing.

In November 2016, McDonaugh, a purported stockholder, filed a derivative action in the 80th District Court in Harris County, Texas against us, as a nominal defendant, and certain of our current and former officers and directors.  The lawsuit alleges that defendants breached their fiduciary duties by failing to maintain adequate internal controls and by permitting or failing to prevent alleged misrepresentations and omissions in our SEC filings and other public disclosures, including in relation to compliance with the FCPA in our Angolan operations and regarding the performance of certain wells offshore Angola.  The lawsuit also alleges that defendants received compensation or other benefits in excess of what they were entitled and that certain officers and directors engaged in unlawful trading and misappropriation of information.  The lawsuit further alleges that demand was wrongfully refused.  The plaintiff asserts claims for breach of fiduciary duty and unjust enrichment and seeks damages in an unspecified amount, reform of our governance and internal controls, restitution and disgorgement of profits, and an award of attorney fees and other costs and expenses.  We filed our answer and special exceptions challenging the plaintiff’s standing to bring such claims against us in January 2017.  On December 14, 2017, we filed a notice of suggestion on pendency of bankruptcy.  The matter remains ongoing.

In April 2017, Hafkey, a purported stockholder, filed a derivative action in the 295th District Court in Harris County, Texas against us, as a nominal defendant, and certain of our current and former officers and directors.  The lawsuit alleges that current and former officers and directors breached their fiduciary duties by making, and permitting us to make, alleged misrepresentations about two of our exploratory wells offshore Angola; that certain directors caused us to waste corporate assets; and that certain officers received performance–based compensation in excess of what they were entitled. The lawsuit further alleges that demand was wrongfully refused.  The plaintiff asserts claims for breach of fiduciary duty, corporate waste, and unjust enrichment and seeks damages in an unspecified amount, disgorgement of profits, appropriate equitable relief, and an award of attorney fees and other costs and expenses.  We filed our answer and special exceptions challenging the plaintiff’s standing to bring such claims against us in June 2017.  On December 14, 2017, we filed a notice of suggestion on pendency of bankruptcy.  The matter remains ongoing.

We are vigorously defending against the current derivatives lawsuits and do not believe they will have a material adverse effect on our business. However, we cannot predict the occurrence or outcome of these proceedings with certainty, and if we are unsuccessful in these litigations and any loss exceeds our available insurance, this could have a material adverse effect on our results of operations.

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

Please also see “Business—Chapter 11 Proceedings” for a description of our Chapter 11 Cases and “Business—Settlement Agreement with Sonangol” for a description of our arbitration proceedings and settlement with Sonangol, each of which are incorporated into this Item 3 by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock traded on the NYSE under the symbol “CIE” until December 13, 2017 and subsequently traded on the OTC Pink marketplace under the symbol “CIEI” on December 14, 2017 and “CIEIQ” since December 15, 2017.  At the close of business on February 1, 2018, based on information received from our transfer agent and brokers and nominees, we had approximately 122 holders of record of our common stock.  This number does not include owners for whom our common stock may be held in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

On June 16, 2017, we effected a one–for–fifteen reverse stock split of our common stock.  The following table sets forth the range of the daily high and low sales prices, after adjustment to reflect the reverse stock split, for our common stock for 2017 and 2016:

	Price Range
	High	Low
2017:
First Quarter	$20.40	$5.25
Second Quarter	10.35	2.36
Third Quarter	2.79	1.42
Fourth Quarter	1.47	0.17
2016:
First Quarter	$81.90	$30.30
Second Quarter	52.50	19.80
Third Quarter	27.15	11.55
Fourth Quarter	21.90	12.45

Corporate Performance Graph

The following graph compares the yearly percentage change in our cumulative total stockholder return on our common stock with the cumulative total return on the published Standard & Poor’s (“S&P”) 500 Stock Index and the Dow Jones U.S. Exploration & Production Index (formerly Dow Jones Secondary Oil Stock Index) for the period January 1, 2013 through December 31, 2017.  The graph assumes an investment of $100 was made in our common stock, in the S&P’s Composite 500 Stock Index (with reinvestment of all dividends) and in the Dow Jones U.S. Exploration & Production Index on December 31, 2012 and its relative performance is tracked through December 31, 2017:

	Year Ended December 31,
	2012	2013	2014	2015	2016	2017
Cobalt International Energy, Inc.	$100.00	$66.98	$36.20	$21.99	$4.97	$0.25
S&P's Composite 500 Stock Index	100.00	132.39	150.51	152.59	170.84	208.14
Dow Jones U.S. Exploration & Production Index	100.00	131.84	117.64	89.72	111.69	113.14

The corporate performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Dividend Policy

With the filing of the Chapter 11 Cases, our ability to pay any dividends is subject to the approval by the Bankruptcy Court.  We have not declared or paid any cash dividends on our common stock, and we do not anticipate declaring or paying any cash dividends to holders of our common stock in the foreseeable future.  The decision to pay dividends on our common stock is at the discretion of our board of directors and depends on our financial condition, results of operations, capital requirements and other factors that our board of directors deems relevant.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following table shows selected financial data for the periods and as of the dates indicated. The selected financial data are derived from our audited financial statements.  The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data,” both contained herein.  On June 16, 2017, we effected a one–for–fifteen reverse stock split of our common stock.  All per share data for all periods presented have been adjusted to reflect the reverse stock split on a retroactive basis.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	($ in thousands, except per share amounts)
Statement of Operations Data:
Oil, natural gas and natural gas liquids revenues	$53,891	$16,805	$—	$—	$—

Operating loss (1)	(481,011)	(2,262,420)	(638,692)	(441,941)	(532,684)
Other expense, net (2)	(487,247)	(80,889)	(55,734)	(68,822)	(56,340)
Net loss	$(968,258)	$(2,343,309)	$(694,426)	$(510,763)	$(589,024)

Basic and diluted loss per share	$(32.76)	$(85.27)	$(25.42)	$(18.75)	$(21.75)

Financial Position (at end of period):
Working capital	$496,489	$613,237	$1,043,326	$1,699,534	$1,626,476
Total assets	1,596,754	2,230,478	4,061,219	4,415,155	3,612,690
Long-term debt, net (3)	—	2,479,349	1,981,895	1,891,820	1,014,997
Stockholders' equity	(1,793,948)	(841,334)	1,446,137	2,114,266	2,129,146

(1)

Includes dry hole costs and impairments of $328.9 million, $1,967.2 million, $462.2 million, $236.9 million and $351.1 million in 2017, 2016, 2015, 2014 and 2013, respectively.  Dry hole costs and impairments for 2016 include $1,691.8 million related to the impairment of our assets in Angola.

(2)	Includes reorganization expenses of $148.5 million in 2017.

(3)	As of December 31, 2017, our long–term debt is included in “Liabilities subject to compromise” in our consolidated balance sheets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with “Item 8. Financial Statements and supplementary Data” contained herein.

OVERVIEW

We are an independent exploration and production company with operations in the deepwater U.S. Gulf of Mexico and offshore Angola and Gabon in West Africa.  In the U.S. Gulf of Mexico, we have four discoveries: North Platte, Shenandoah, Anchor and Heidelberg.  In West Africa, we have made seven aggregate discoveries offshore Angola on Blocks 20 and 21.  We also have a non–operated interest in the Diaba block offshore Gabon.

Chapter 11 Proceedings

On the Petition Date, the Debtors filed the Chapter 11 Cases under the Bankruptcy Code in the Bankruptcy Court.  The Chapter 11 Cases have been consolidated for procedural purposes only and are being jointly administered under the caption “In re Cobalt International Energy, Inc., et al.”  Bankruptcy Court filings and other information related to the Chapter 11 Cases are available at a website administered by the notice and claims agent at www.kccllc.net/cobalt.

On December 21, 2017, an official committee of unsecured creditors was appointed in the Chapter 11 Cases.  No trustee has been appointed.  We are currently operating our business and properties as debtors and debtors–in–possession subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.  To ensure continued ordinary course operations, the Company received approval from the Bankruptcy Court on a variety of “first day” motions, including motions that authorize the Company to pay employee wages and benefits, pay taxes and certain governmental fees and charges, maintain its existing cash management system and other customary relief.

Subject to certain exceptions provided for in Section 362 of the Bankruptcy Code, all judicial and administrative proceedings against the Debtors or its property were automatically enjoined, or stayed, as of the Petition Date. In addition, the filing of new judicial or administrative actions against the Debtors or its property for claims arising prior to the Petition Date was automatically enjoined.  This prohibits, for example, the Debtors’ lenders or noteholders from pursuing claims for defaults under the Debtors’ debt agreements and the Debtors’ contract counterparties from pursuing claims for defaults under their contracts.  Accordingly, unless the Bankruptcy Court agrees to lift the automatic stay, all of the Debtors’ prepetition liabilities and obligations will be settled or compromised under the Bankruptcy Code as part of our Chapter 11 Cases.

We intend to consummate a sale of all or substantially all of the Debtors’ assets in the Chapter 11 Cases.  On the Petition Date, the Debtors filed a motion seeking Bankruptcy Court approval of certain bidding procedures and a timeline for the sale process.  On January 25, 2018, the Bankruptcy Court entered the Order (I) Approving Bidding Procedures for the Sale of the Debtors’ Assets, (II) Scheduling an Auction, (III) Approving the Form and Manner of Notice Thereof, (IV) Scheduling Hearing and Objection Deadlines with Respect to the Debtors’ Disclosure Statement and Plan Confirmation, and (V) Granting Related Relief [Docket No. 299] that, among other things, established (i) 5:00 p.m. (prevailing Central Time) on February 22, 2018 for the final bid deadline for all sale transactions, and (ii) 10:00 a.m. (prevailing Central Time) on March 6, 2018 for an auction, if needed.  The Debtors are seeking authority, on and after the confirmation date of their chapter 11 plan, to consummate the sale transactions pursuant to the terms of the sale transaction documentation, their chapter 11 plan, and the order confirming the chapter 11 plan.

Further, a chapter 11 plan will determine the rights and satisfy the claims of our prepetition creditors and security holders.  The terms and conditions of a chapter 11 plan will be determined through negotiations with our stakeholders and is subject to approval of the Bankruptcy Court.

Accounting Standards Codification 852–10, Reorganizations (“ASC 852–10”), applies to entities that have filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code.  In accordance with ASC 852–10, transactions and events directly associated with the Chapter 11 Cases are required to be distinguished from the ongoing operations of the business.  In addition, ASC 852–10 requires changes in the accounting and presentation of liabilities, as well as expenses and income directly associated with the Chapter 11 Cases.

Settlement Agreement with Sonangol

In August 2015, we executed the Sale Agreement with Sonangol for the sale by us to Sonangol of the entire issued and outstanding share capital of our indirect wholly–owned subsidiaries, CIE Angola Block 20 Ltd. and CIE Angola Block 21 Ltd., which respectively hold our 40% working interest in each of Block 20 and Block 21 offshore Angola.  The requisite Angolan government approvals were not received within one year from the execution date and the Sale Agreement terminated by its terms in August 2016.

In 2016, we recorded an impairment of $1,629.8 million related to our Angolan assets in accordance with ASC 932, which requires, among other things, that “sufficient progress” be made with respect to oil and natural gas projects in order to avoid the requirement to expense previously capitalized exploratory or appraisal well costs.  Given Sonangol’s delays and failure to grant the extensions as well as the general investment climate in the Angolan oil and natural gas industry, the procedures of ASC 932 required us to record a full impairment of our Angolan assets.

In March 2017, we submitted a Notice of Dispute to Sonangol pursuant to the Sale Agreement.  Subsequently, we filed an RFA with the ICC against Sonangol for breach of the Sale Agreement.  Through this arbitration proceeding, we are requesting an award against Sonangol in excess of $2.0 billion, plus applicable interest and costs.  In July 2017, Sonangol filed an Answer to our RFA and Counterclaim, asking for repayment of the $250.0 million initial payment that Sonangol made to us under the Sale Agreement.

We also filed a separate RFA with the ICC against Sonangol P&P seeking recovery of approximately $162.0 million in unpaid cash calls, plus applicable interest and costs, representing the joint interest receivable owed to us for operations on Block 21 offshore Angola.

On December 19, 2017, certain of our subsidiaries executed the Agreement with Sonangol and Sonangol P&P to resolve all disputes and transition our interests in Blocks 20 and 21 offshore Angola to Sonangol for $500.0 million. Pursuant to the Agreement, Sonangol is required to pay the Initial Payment of $150.0 million on or before February 23, 2018 and the Final Payment of $350.0 million on or before July 1, 2018.  On January 25, 2018, the Bankruptcy Court entered an Order Approving Debtors’ Motion for Entry of an Order (I) Authorizing Performance Under Settlement Agreement, (II) Approving Settlement Agreement, and (III) Granting Related Relief [Docket No. 127] authorizing the Debtors’ entry into the Agreement subject to the terms and conditions set forth therein.  The Agreement remains subject to the review of the Bankruptcy Court.

On February 21, 2018, we received the Initial Payment from Sonangol, and, in accordance with the Agreement, we (i) notified the relevant ICC arbitral tribunal of the agreement between Sonangol P&P and us to terminate the proceedings related to the joint interest receivable owed to us for operations on Block 21 offshore Angola and (ii) notified the relevant ICC arbitral tribunal of the agreement between Sonangol and us to extend the procedural timetable by an additional four months for the proceedings related to the Sale Agreement (the “PSA Arbitration”).

In accordance with the Agreement, we and Sonangol are finalizing definitive documentation to implement our exit from Angola and to extinguish all debts and obligations of us and Sonangol to each other that have not already been extinguished pursuant to the Agreement.  Our claims in the PSA Arbitration will be extinguished upon our receipt of the Final Payment, which is due by July 1, 2018.  Within 48 hours of receipt of the Final Payment, we are required under the Agreement to notify the ICC arbitral tribunal in the PSA Arbitration of our agreement to terminate the proceedings related to the dispute arising from the Sale Agreement.

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

RESULTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
Production data:
Oil (MBbls)	1,011.7	383.6	—
Natural gas (MMcf)	322.5	103.7	—
Natural gas liquids (MBbls)	50.7	12.2	—
Net production (MBOE)	1,116.2	413.1	—
Average sales price per unit:
Oil (Bbls)	$50.61	$42.29	$—
Natural gas (Mcf)	3.42	2.97	—
Natural gas liquids (Bbl)	31.32	22.58	—
BOE	48.28	40.68	—
Average unit cost per BOE:
Lease operating expenses	$9.91	$18.33	$—
Depreciation, depletion and amortization	37.37	53.21	—

Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

Net loss for 2017 was $968.3 million compared with $2,343.3 million for 2016.  The significant factors in the change were (i) a decrease of $1,638.8 million in dry hole costs and impairments, (ii) a decrease of $95.9 million in loss on the amendment of our Rowan contract and (iii) a $37.1 million increase in oil, natural gas and natural gas liquids revenues offset by (iv) $332.8 million of reorganization expenses and (v) a $79.5 million increase in interest expense.

Oil, natural gas and natural gas liquids revenues for 2017 increased $37.1 million compared with 2016 due to $28.1 million from higher production at Heidelberg and $9.0 million from improved prices.

Seismic and exploration costs decreased $10.7 million during 2017 compared with 2016 as a result of decreases of $9.2 million of costs in Angola due to lower activity levels and $1.5 million in delay rental payments for our Gulf of Mexico unproved oil and natural gas leaseholds.

In 2017, we incurred $328.9 million of dry hole costs and impairments.  Of this amount, $236.4 million related to the write off of costs associated with our Shenandoah discovery, $45.3 million related to the write off of costs associated with our Diaman discovery offshore Gabon, and $44.2 million related to impairment of unproved leaseholds.  In 2016, we incurred $1,967.2 million of dry hole costs and impairments.  Of this amount, $1,629.8 million related to costs associated with our wells and underlying leases in Angola, $195.6 million related to costs associated with the Goodfellow #1 well and sidetrack and the underlying leases, $62.0 million related to the impairment of inventory and other property in Angola and $56.9 million related to costs associated with the Shenandoah #3 well as it is no longer reasonably possible that the wellbore could be used in the development of the project, should a final investment decision be reached.

In 2016, we entered into an amendment to our drilling contract with Rowan and recorded a charge of $95.9 million.

Lease operating expenses for 2017 increased $3.5 million compared with 2016.  This increase is driven by a full year of lease operating expenses in 2017 as well as higher production volumes. Unit operating expenses decreased significantly from $18.33 per BOE in 2016 to $9.91 per BOE in 2017 due to higher production volumes.

General and administrative (“G&A”) expenses for 2017 decreased $23.3 million compared with 2016.  The decrease was primarily attributable to an overall decrease in expenses related to lower activity levels in Angola and our workforce reduction plan that was undertaken in 2016 offset by an increase of $12.7 million in legal expenses related to costs associated with our securities related litigation and Angolan arbitrations.

Depreciation, depletion and amortization (“DD&A”) for 2017 increased $19.7 million compared with 2016 as a result of $37.4 million from increased production at Heidelberg offset by $17.7 million from a lower unit cost per BOE. The lower average DD&A rate per BOE reflects the change that prices and additional wells had on our reserves estimates.  DD&A was $37.37 per BOE in 2017 compared with $53.21 per BOE in 2016.

In 2017, other income of $17.8 million consisted of $18.2 million related to the settlement of claims against XL and Axis offset by net losses of $0.4 million related to sales of excess inventory.

In 2017, loss on embedded derivatives was $15.7 million compared with $2.5 million for 2016.  These losses are attributable to changes in the fair value of our long–term debt, expected recovery rates, the risk–neutral probability of default and the risk–free rates.

Interest expense for 2017 increased $79.5 million compared with 2016 due to $76.1 million of increased interest expense related to the effects of the debt exchanges and $39.9 million of decreased interest capitalization as we are no longer capitalizing interest on our Angolan exploratory wells offset by decreases of $31.9 million associated with the amortization of debt discounts and debt issuance costs and $4.6 million associated with our borrowing base facility that was terminated in 2016.

In 2017, reorganization expenses were $332.8 million and consisted of $331.8 million of noncash costs to write up our long–term debt to its face value and $1.0 million of advisory and professional fees.

Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015

Net loss for 2016 was $2,343.3 million compared with $694.4 million for 2015.  The significant factors in the change were (i) a $1,504.9 million increase in dry hole costs and impairments; (ii) a $95.9 million loss on the amendment of the Rowan contract; (iii) an $18.1 million increase in DD&A; and (iv) a $17.2 million increase in G&A expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2017, we had approximately $458.3 million in cash and cash equivalents and restricted cash and $2,840.8 million in aggregate principal amount of long–term debt outstanding.

Our ongoing capital and operating expenditures will vastly exceed the revenue we expect to receive from our oil and natural gas operations for the foreseeable future and would require that we raise substantial additional funding.  However, the uncertainty resulting from our Chapter 11 Cases has limited our ability to access the credit and capital markets as a source of funding.

There can be no assurance that we will have sufficient liquidity to continue to fund our operations or allow us to continue as a going concern until a chapter 11 plan is confirmed by the Bankruptcy Court and becomes effective, and thereafter.  Our long–term liquidity requirements, the adequacy of our capital resources and our ability to continue as a going concern are difficult to predict at this time and ultimately cannot be determined until a chapter 11 plan has been confirmed, if at all, by the Bankruptcy Court.

Given the uncertainty surrounding the Chapter 11 Cases, there is substantial doubt about our ability to continue as a going concern.  While operating as debtors in possession under chapter 11 of the Bankruptcy Code, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities in amounts other than those reflected in our consolidated financial statements, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business.  Further, a chapter 11 plan could materially change the amounts and classifications in our historical consolidated financial statements.

Long–term Debt

As of December 31, 2017, we have $2,840.8 million in aggregate principal amount of long–term debt outstanding.  For additional information about our long–term debt, please see “Item 8. Financial Statements and Supplementary Data” contained herein.

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

Cash Flows

Cash flows provided by (used in) type of activity were as follows (in thousands):

	Year Ended December 31.
	2017	2016	2015
Operating activities	$(244,511)	$(165,665)	$(1,646)
Investing activities	88,083	152,830	(114,121)
Financing activities	(1,285)	490,000	(4,068)

Operating Activities

Cash flows from operating activities used $244.5 million and $165.7 million in 2017 and 2016, respectively.  The significant factors in the change were $64.6 of increased interest payments, $19.6 million related to the final payment under the amendment of our U.S. Gulf of Mexico drilling contract, retention bonus payments of $18.6 million and an unfavorable change in working capital.

Cash flows from operating activities used $165.7 million and $1.6 million in 2016 and 2015, respectively.  The significant factors in the change were $76.3 million of payments related to the amendment of our U.S. Gulf of Mexico drilling contract, $19.6 million of costs related to the Transaction and an unfavorable change in working capital.

Investing Activities

In 2017, cash flows provided by investing activities consisted of $867.4 million in proceeds from maturity of our held–to–maturity investments offset by $528.5 million of purchases of held–to–maturity investments and $250.8 million for additions to our oil and natural gas properties.

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

Financing Activities

In 2017, we repurchased certain equity–based awards that had been issued to certain officers for $1.3 million as part of a retention program.

In 2016, we received $490.0 million in proceeds from the issuance of our 10.75% first lien notes due 2021.

In 2015, we paid $4.0 million of debt issuance costs related to our facility entered into in May 2015.

Contractual Obligations

	Payments Due By Year ($ in thousands)
	2018	2019 - 2020	2021 - 2022	After 2022	Total
Long-term debt (1)	$2,939,693	$—	$—	$—	$2,939,693
Social obligation payments (2)	86,280	—	—	—	86,280
Delay rental payments (3)	3,892	7,128	6,395	1,492	18,907
Operating leases	2,369	4,859	3,172	—	10,400
Total	$3,032,234	$11,987	$9,567	$1,492	$3,055,280

(1)

As of December 31, 2017, our long–term debt is included in “Liabilities subject to compromise” in our consolidated balance sheets.  Subsequent to the Petition Date, we are continuing to recognize and pay interest expense at the default rate of 11.75% on our first lien senior secured notes due 2021 (the “First Lien Notes”).  This table does not include future interest expense related to the First Lien Notes as we cannot determine with accuracy the timing of these payments.  Accrued interest related to the remainder of our long–term debt was $25.5 million.  This amount is not included in this table but is included in “Liabilities subject to compromise” in our consolidated balance sheets.  We have not recognized any interest expense on the remainder of our long–term debt subsequent to the Petition Date.

(2)

Includes our contractual payment obligations for social projects such as the Sonangol Research and Technology Center and academic scholarships for Angolan students that we agreed to pay in consideration for the Angolan government granting us the licenses to explore for and develop hydrocarbons offshore Angola.  Provided that Sonangol makes the required payments under the Agreement, these contractual payment obligations will be extinguished.

(3)	Annual payments required to maintain our U.S. Gulf of Mexico leases from year to year.

Our asset retirement obligations are not included in the table above given the uncertainty regarding the actual timing of such expenditures. The total amount of our asset retirement obligations at December 31, 2017 is $7.4 million.

Off–Balance Sheet Arrangements

As of December 31, 2017, we did not have any off–balance sheet arrangements.

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

Commodity Price Risk

Our major market risk exposure is to prices for oil, natural gas and natural gas liquids, which is unchanged from our prior fiscal year.  These prices have historically been volatile, and, as such, future earnings are impacted by changes in these prices.  Realized prices are primarily driven by the prevailing worldwide price for oil and regional spot prices for natural gas production.

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

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a–15 and 15d–15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes–Oxley Act of 2002, our management included a report of their assessment of the design and effectiveness of our internal controls over financial reporting as part of this Annual Report on Form 10–K for the fiscal year ended December 31, 2017. Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8 under the caption entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

To the extent necessary to protect investors, the information required by Item 10 will be incorporated by reference from an amendment to this Annual Report on Form 10–K to be filed within 120 days of December 31, 2017.

ITEM 11.	EXECUTIVE COMPENSATION

To the extent necessary to protect investors, the information required by Item 11 will be incorporated by reference from an amendment to this Annual Report on Form 10–K to be filed within 120 days of December 31, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTS AND RELATED STOCKHOLDER MATTERS

To the extent necessary to protect investors, the information required by Item 12 will be incorporated by reference from an amendment to this Annual Report on Form 10–K to be filed within 120 days of December 31, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

To the extent necessary to protect investors, the information required by Item 13 will be incorporated by reference from an amendment to this Annual Report on Form 10–K to be filed within 120 days of December 31, 2017.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

To the extent necessary to protect investors, the information required by Item 14 will be incorporated by reference from an amendment to this Annual Report on Form 10–K to be filed within 120 days of December 31, 2017.

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

3.1

Second Amended and Restated Certificate of Incorporation of Cobalt International Energy Inc. (incorporated by reference from Exhibit 3.1 to Cobalt International Energy, Inc.’s Quarterly Report on Form 10–Q filed with the SEC on May 8, 2017)

3.2

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Cobalt International Energy, Inc. dated June 16, 2017 (incorporated by reference from Exhibit 3.1 to Cobalt International Energy, Inc.’s Current Report on Form 8–K filed with the SEC on June 16, 2017)

3.3

Amended and Restated Bylaws of Cobalt International Energy, Inc., effective as of October 27, 2016 (incorporated by reference from Exhibit 3.1 to Cobalt International Energy, Inc.’s Current Report on Form 8–K filed with the SEC on November 2, 2016)

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
10.43†

Cobalt International Energy, Inc. Amended and Restated Executive Severance and Change in Control

Benefit Plan (incorporated by reference from Exhibit 10.43 to Cobalt International Energy Inc.’s Annual Report on Form 10–K filed with the SEC on March 14, 2017)

10.44†

Form of Participation Agreement under the Company’s Executive Severance and Change in Control Benefit Plan (incorporated by reference from Exhibit 10.2 to Cobalt International Energy Inc.’s Quarterly Report on Form 10–Q filed with the SEC on August 2, 2016)

10.45†	Form of Performance Stock Unit Award Agreement (incorporated by reference from Exhibit 10.3 to Cobalt International Energy Inc.’s Quarterly Report on Form 10–Q filed with the SEC on August 2, 2016)

10.46†

Offer Letter from Cobalt International Energy, Inc. to Rod Skaufel (incorporated by reference from Exhibit 10.4 to Cobalt International Energy Inc.’s Quarterly Report on Form 10–Q filed with the SEC on August 2, 2016)

10.47†

Separation and Consulting Agreement and General Release of Claims dated as of November 1, 2016 between Cobalt International Energy, Inc. and James W. Farnsworth (incorporated by reference from Exhibit 10.1 to Cobalt International Energy Inc.’s Current Report on Form 8–K filed with the SEC on November 10, 2016)

10.48†

Form of Performance Stock Unit Award Agreement under Cobalt International Energy Inc.’s 2015 Long–Term Incentive Plan (incorporated by reference from Exhibit 10.48 to Cobalt International Energy Inc.’s Annual Report on Form 10–K filed with the SEC on March 14, 2017)

10.49†

Form of Restricted Stock Unit Award Agreement under Cobalt International Energy Inc.’s 2015 Long–Term Incentive Plan(incorporated by reference from Exhibit 10.49 to Cobalt International Energy Inc.’s Annual Report on Form 10–K filed with the SEC on March 14, 2017)

10.50

Exchange Agreement, dated January 30, 2017, among Cobalt International Energy, Inc., the Guarantors party thereto and the Holders named in Schedule I thereto (incorporated by reference from Exhibit 10.1 to Cobalt International Energy, Inc.’s Current Report on Form 8–K filed with the SEC on January 30, 2017)

10.51

First Supplemental Indenture, dated as of January 30, 2017, among Cobalt International Energy, Inc., the Guarantors party thereto and Wilmington Trust, National Association related to the 7.75% Second Lien Senior Secured Notes due 2023 (incorporated by reference from Exhibit 10.2 to Cobalt International Energy, Inc.’s Current Report on Form 8–K filed with the SEC on January 30, 2017)

10.52

Exchange Agreement, dated April 24, 2017, among Cobalt International Energy, Inc., the Guarantors party thereto and the Holders named in Schedule I thereto (incorporated by reference from Exhibit 10.1 to Cobalt International Energy, Inc.’s Current Report on Form 8–K filed with the SEC on April 24, 2017)

10.53

Second Supplemental Indenture, dated as of April 24, 2017, among Cobalt International Energy, Inc., the Guarantors party thereto and Wilmington Trust, National Association related to the 7.75% Second Lien Senior Secured Notes due 2023 (incorporated by reference from Exhibit 10.2 to Cobalt International Energy, Inc.’s Current Report on Form 8–K filed with the SEC on April 24, 2017)

10.54

Exchange Agreement, dated May 18, 2017, among Cobalt International Energy, Inc., the Guarantors party thereto and the Holders named in Schedule I thereto (incorporated by reference from Exhibit 10.1 to Cobalt International Energy, Inc.’s Current Report on Form 8–K filed with the SEC on May 18, 2017)

10.55

Third Supplemental Indenture, dated as of May 18, 2017, among Cobalt International Energy, Inc., the Guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent (incorporated by reference from Exhibit 10.2 to Cobalt International Energy, Inc.’s Current Report on Form 8–K filed with the SEC on May 18, 2017)

10.56†	Form of Retention Bonus Agreement (incorporated by reference from Exhibit 10.1 to Cobalt International Energy, Inc.’s Quarterly Report on Form 10–Q filed with the SEC on November 2, 2017)

Exhibit Number	Description of Document
10.57

Settlement Agreement, dated December 19, 2017, by and between Cobalt International Angola Ltd.,

Sociedade Nacional de Combustíveis de Angola—Empresa Pública (Sonangol E.P.) and the other partiesnamed therein (incorporated by reference from Exhibit 10.1 to Cobalt International Energy, Inc.’s Current Report on Form 8–K filed with the SEC on December 20, 2017)

12.1*	Statement re: Computation of Ratio of Earnings to Fixed Charges

21.1*	List of Subsidiaries

23.1*	Consent of Netherland, Sewell & Associates, Inc.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a–14(a)/15d–14(a) of the Securities Exchange Act of 1934

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a–14(a)/15d–14(a) of the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Report of Netherland, Sewell & Associates, Inc.

101*	Interactive Data Files

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10–K pursuant to Item 15(b).

ITEM 16.	FORM 10–K SUMMARY

None.

Exhibit Index

Exhibit Number	Description of Document

3.1

Second Amended and Restated Certificate of Incorporation of Cobalt International Energy Inc. (incorporated by reference from Exhibit 3.1 to Cobalt International Energy, Inc.’s Quarterly Report on Form 10–Q filed with the SEC on May 8, 2017)

3.2

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Cobalt International Energy Inc. dated June 16, 2017 (incorporated by reference from Exhibit 3.1 to Cobalt International Energy, Inc.’s Current Report on Form 8–K filed with the SEC on June 16, 2017)

3.3

Amended and Restated Bylaws of Cobalt International Energy, Inc., effective as of October 27, 2016 (incorporated by reference from Exhibit 3.1 to Cobalt International Energy, Inc.’s Current Report on Form 8–K filed with the SEC on November 2, 2016)

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

10.39†

Offer Letter from Cobalt International Energy, Inc. to Timothy J. Cutt, dated May 30, 2016 (incorporated by reference from Exhibit 10.1 to Cobalt International Energy Inc.’s Current Report on Form 8–K filed with the SEC on May 31, 2016)

10.40†

Severance Agreement, dated May 30, 2016, between Cobalt International Energy, Inc. and Timothy J. Cutt (incorporated by reference from Exhibit 10.2 to Cobalt International Energy Inc.’s Current Report on Form 8–K filed with the SEC on May 31, 2016)

10.41†

Offer Letter from Cobalt International Energy, Inc. to David D. Powell, dated July 6, 2016 (incorporated by reference from Exhibit 10.1 to Cobalt International Energy Inc.’s Current Report on Form 8–K filed with the SEC on July 7, 2016)

10.42†

Cobalt International Energy, Inc. Executive Severance and Change in Control Benefit Plan (incorporated by reference from Exhibit 10.1 to Cobalt International Energy Inc.’s Quarterly Report on Form 10–Q filed with the SEC on August 2, 2016)

10.43†

Cobalt International Energy, Inc. Amended and Restated Executive Severance and Change in Control Benefit Plan (incorporated by reference from Exhibit 10.43 to Cobalt International Energy Inc.’s Annual Report on Form 10–K filed with the SEC on March 14, 2017)

10.44†

Form of Participation Agreement under the Company’s Executive Severance and Change in Control Benefit Plan (incorporated by reference from Exhibit 10.2 to Cobalt International Energy Inc.’s Quarterly Report on Form 10–Q filed with the SEC on August 2, 2016)

10.45†	Form of Performance Stock Unit Award Agreement (incorporated by reference from Exhibit 10.3 to Cobalt International Energy Inc.’s Quarterly Report on Form 10–Q filed with the SEC on August 2, 2016)

10.46†

Offer Letter from Cobalt International Energy, Inc. to Rod Skaufel (incorporated by reference from Exhibit 10.4 to Cobalt International Energy Inc.’s Quarterly Report on Form 10–Q filed with the SEC on August 2, 2016)

10.47†

Separation and Consulting Agreement and General Release of Claims dated as of November 1, 2016 between Cobalt International Energy, Inc. and James W. Farnsworth (incorporated by reference from Exhibit 10.1 to Cobalt International Energy Inc.’s Current Report on Form 8–K filed with the SEC on November 10, 2016)

10.48†

Form of Performance Stock Unit Award Agreement under Cobalt International Energy Inc.’s 2015 Long–Term Incentive Plan (incorporated by reference from Exhibit 10.48 to Cobalt International Energy Inc.’s Annual Report on Form 10–K filed with the SEC on March 14, 2017)

10.49†

Form of Restricted Stock Unit Award Agreement under Cobalt International Energy Inc.’s 2015 Long–Term Incentive Plan(incorporated by reference from Exhibit 10.49 to Cobalt International Energy Inc.’s Annual Report on Form 10–K filed with the SEC on March 14, 2017)

10.50

Exchange Agreement, dated January 30, 2017, among Cobalt International Energy, Inc., the Guarantors party thereto and the Holders named in Schedule I thereto (incorporated by reference from Exhibit 10.1 to Cobalt International Energy, Inc.’s Current Report on Form 8–K filed with the SEC on January 30, 2017)

10.51

First Supplemental Indenture, dated as of January 30, 2017, among Cobalt International Energy, Inc., the Guarantors party thereto and Wilmington Trust, National Association related to the 7.75% Second Lien Senior Secured Notes due 2023 (incorporated by reference from Exhibit 10.2 to Cobalt International Energy, Inc.’s Current Report on Form 8–K filed with the SEC on January 30, 2017)

10.52

Exchange Agreement, dated April 24, 2017, among Cobalt International Energy, Inc., the Guarantors party thereto and the Holders named in Schedule I thereto (incorporated by reference from Exhibit 10.1 to Cobalt International Energy, Inc.’s Current Report on Form 8–K filed with the SEC on April 24, 2017)

10.53

Second Supplemental Indenture, dated as of April 24, 2017, among Cobalt International Energy, Inc., the Guarantors party thereto and Wilmington Trust, National Association related to the 7.75% Second Lien Senior Secured Notes due 2023 (incorporated by reference from Exhibit 10.2 to Cobalt International Energy, Inc.’s Current Report on Form 8–K filed with the SEC on April 24, 2017)

Exhibit Number	Description of Document
10.54

Exchange Agreement, dated May 18, 2017, among Cobalt International Energy, Inc., the Guarantors party thereto and the Holders named in Schedule I thereto (incorporated by reference from Exhibit 10.1 to Cobalt International Energy, Inc.’s Current Report on Form 8–K filed with the SEC on May 18, 2017)

10.55

Third Supplemental Indenture, dated as of May 18, 2017, among Cobalt International Energy, Inc., the Guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent (incorporated by reference from Exhibit 10.2 to Cobalt International Energy, Inc.’s Current Report on Form 8–K filed with the SEC on May 18, 2017)

10.56†	Form of Retention Bonus Agreement (incorporated by reference from Exhibit 10.1 to Cobalt International Energy, Inc.’s Quarterly Report on Form 10–Q filed with the SEC on November 2, 2017)

10.57

Settlement Agreement, dated December 19, 2017, by and between Cobalt International Angola Ltd., Sociedade Nacional de Combustíveis de Angola—Empresa Pública (Sonangol E.P.) and the other partiesnamed therein (incorporated by reference from Exhibit 10.1 to Cobalt International Energy, Inc.’s Current Report on Form 8–K filed with the SEC on December 20, 2017)

12.1*	Statement re: Computation of Ratio of Earnings to Fixed Charges

21.1*	List of Subsidiaries

23.1*	Consent of Netherland, Sewell & Associates, Inc.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a–14(a)/15d–14(a) of the Securities Exchange Act of 1934

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a–14(a)/15d–14(a) of the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Report of Netherland, Sewell & Associates, Inc.

101*	Interactive Data Files

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10–K pursuant to Item 15(b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cobalt International Energy, Inc.
By:	/s/ TIMOTHY J. CUTT
	Name:	Timothy J. Cutt
	Title:	Director and Chief Executive Officer

Dated: March 2, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ TIMOTHY J. CUTT	Director and Chief Executive Officer (Principal Executive Officer)	March 2, 2018
Timothy J. Cutt
/s/ DAVID D. POWELL	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2018
David D. Powell
/s/ WILLIAM P. UTT	Chairman of the Board of Directors	March 2, 2018
William P. Utt
/s/ JACK E. GOLDEN	Director	March 2, 2018
Jack E. Golden
/s/ JOHN E. HAGALE	Director	March 2, 2018
John E. Hagale
/s/ PAUL KEGLEVIC	Director	March 2, 2018
Paul Keglevic
/s/ JON A. MARSHALL	Director	March 2, 2018
Jon A. Marshall
/s/ KENNETH W. MOORE	Director	March 2, 2018
Kenneth W. Moore
/s/ MYLES W. SCOGGINS	Director	March 2, 2018
Myles W. Scoggins
/s/ D. JEFF VAN STEENBERGEN	Director	March 2, 2018
D. Jeff van Steenbergen

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

Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2017. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ TIMOTHY J. CUTT	/s/ DAVID D. POWELL
Timothy J. Cutt	David D. Powell
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cobalt International Energy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cobalt International Energy, Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code and the Company has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2006.

Houston, Texas

March 2, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cobalt International Energy, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Cobalt International Energy, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)) (the COSO criteria). In our opinion, Cobalt International Energy, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Cobalt International Energy, Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements") and our report dated March 2, 2018 expressed an unqualified opinion thereon that included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Houston, Texas

March 2, 2018

Cobalt International Energy, Inc.

(Debtors–in–Possession)

Consolidated Balance Sheets

(In thousands, except number of shares and par value amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$431,646	$613,534
Restricted cash	11,274	2,517
Joint interest and other receivables	176,320	167,573
Other current assets	38,643	23,149
Short-term investments	—	340,418
Total current assets	657,883	1,147,191

Oil and natural gas properties, net of accumulated depletion of $60,516 and $20,204 as of December 31, 2017 and 2016, respectively	916,941	1,078,885
Other property, net of accumulated depreciation and amortization of $9,827 and $8,426, as of December 31, 2017 and 2016, respectively	2,502	3,902
Other assets	19,428	500
Total assets	$1,596,754	$2,230,478

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade and other accounts payable	$24,483	$36,954
Accrued liabilities	136,911	227,418
Accrued contract amendment costs	—	19,582
Angolan preliminary consideration	—	250,000
Total current liabilities	161,394	533,954

Long-term debt	—	2,479,349
Long-term derivative liabilities	—	50,123
Asset retirement obligations	7,394	6,523
Other long-term liabilities	1,577	1,863

Liabilities subject to compromise	3,220,337	—

Commitments and contingencies

Stockholders' Equity:
Common stock, $0.01 par value per share; 133,333,333 shares authorized, 29,640,353 and 29,422,864 issued and outstanding as of December 31, 2017 and 2016, respectively	296	294
Additional paid-in capital	4,239,746	4,223,729
Accumulated deficit	(6,033,990)	(5,065,357)
Total stockholders' equity	(1,793,948)	(841,334)
Total liabilities and stockholders' equity	$1,596,754	$2,230,478

See accompanying notes to consolidated financial statements.

Cobalt International Energy, Inc.

(Debtors–in–Possession)

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Oil, natural gas and natural gas liquids revenues	$53,891	$16,805	$—

Operating costs and expenses:
Seismic and exploration costs	47,477	58,170	61,844
Dry hole costs and impairments	328,910	1,967,180	462,234
Loss on amendment of contract	—	95,908	—
Lease operating expenses	11,066	7,574	—
General and administrative expenses	104,558	127,860	110,634
Accretion expense	1,179	550	99
Depreciation, depletion and amortization	41,712	21,983	3,881
Total operating costs and expenses	534,902	2,279,225	638,692

Operating loss	(481,011)	(2,262,420)	(638,692)

Other (expense) income, net:
Other income	17,780	—	1,555
Loss on derivatives	(15,666)	(2,505)	—
Interest income	5,953	4,661	6,087
Interest expense	(162,542)	(83,045)	(63,376)
Reorganization expenses	(332,772)	—	—
Total other expense, net	(487,247)	(80,889)	(55,734)

Net loss	$(968,258)	$(2,343,309)	$(694,426)

Basic and diluted loss per share:	$(32.76)	$(85.27)	$(25.42)

Weighted average common shares outstanding (basic and diluted)	29,556	27,482	27,320

See accompanying notes to consolidated financial statements.

Cobalt International Energy, Inc.

(Debtors–in–Possession)

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2014	$272	$4,141,616	$(2,027,622)	$2,114,266
Common stock issued for restricted stock	—	—	—	—
Equity-based compensation	—	26,297	—	26,297
Net loss	—	—	(694,426)	(694,426)
Balance, December 31, 2015	272	4,167,913	(2,722,048)	1,446,137
Common stock issued for restricted stock	2	(2)	—	—
Common stock issued in debt exchange	20	39,575	—	39,595
Equity-based compensation	—	16,243	—	16,243
Net loss	—	—	(2,343,309)	(2,343,309)
Balance, December 31, 2016	294	4,223,729	(5,065,357)	(841,334)
Cumulative effect of change in accounting for equity-based compensation	—	375	(375)	—
Common stock issued for restricted stock	2	(2)	—	—
Equity-based compensation	—	11,020	—	11,020
Effect of equity award modification	—	4,624	—	4,624
Net loss	—	—	(968,258)	(968,258)
Balance, December 31, 2017	$296	$4,239,746	$(6,033,990)	$(1,793,948)

See accompanying notes to consolidated financial statements.

Cobalt International Energy, Inc.

(Debtors–in–Possession)

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(968,258)	$(2,343,309)	$(694,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Dry hole costs and impairments	328,910	1,967,180	462,234
Equity-based compensation	10,932	14,889	26,297
Accretion expense	1,179	550	99
Depreciation and amortization	41,712	21,983	3,881
Loss on derivatives	15,666	2,505	—
Amortization of premium (accretion of discount) on investments	6	(242)	14,483
Amortization of debt discount	41,497	77,041	89,662
Noncash reorganization expenses	331,822	—	—
Other	(261)	(213)	(1,555)
Changes in operating assets and liabilities:
Joint interest and other receivables	(7,221)	44,679	(151,334)
Other current assets	(8,566)	71,323	(27,528)
Trade and other accounts payable	405	20,138	2,681
Accrued liabilities	(8,170)	(62,058)	272,065
Accrued contract amendment costs	(19,582)	19,582	—
Other	(4,582)	287	1,795
Net cash flows used in operating activities	(244,511)	(165,665)	(1,646)

Cash flows from investing activities
Additions to oil and natural gas properties	(250,800)	(687,892)	(915,861)
Capital expenditures for other property	—	(3,479)	(4,808)
Proceeds from maturity of investment securities	867,355	3,390,112	1,999,421
Purchase of investment securities	(528,472)	(2,545,911)	(1,192,873)
Net cash flows provided by (used in) investing activities	88,083	152,830	(114,121)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	490,000	—
Payment of debt issuance costs	—	—	(4,068)
Payments to settle equity-based compensation awards	(1,285)	—
Net cash flows (used in) provided by financing activities	(1,285)	490,000	(4,068)

(Decrease) increase in cash, cash equivalents and restricted cash	(157,713)	477,165	(119,835)
Cash, cash equivalents and restricted cash, beginning of year	616,051	138,886	258,721
Cash, cash equivalents and restricted cash, end of year	$458,338	$616,051	$138,886

See accompanying notes to consolidated financial statements.

Cobalt International Energy, Inc.

(Debtors–in–Possession)

Notes to Consolidated Financial Statements (continued)

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

Chapter 11 Cases

On December 14, 2017 (the “Petition Date”), the Company and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (collectively, the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”).  The Chapter 11 Cases have been consolidated for procedural purposes only and are being jointly administered under the caption “In re Cobalt International Energy, Inc., et al.”  Bankruptcy Court filings and other information related to the Chapter 11 Cases are available at a website administered by the notice and claims agent at www.kccllc.net/cobalt.

On December 21, 2017, an official committee of unsecured creditors was appointed in the Chapter 11 Cases.  No trustee has been appointed.  The Debtors are currently operating their business and properties as debtors–in–possession subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.  To ensure continued ordinary course operations, the Company received approval from the Bankruptcy Court on a variety of “first day” motions, including motions that authorize the Company to pay employee wages and benefits, pay taxes and certain governmental fees and charges, maintain its existing cash management system and other customary relief.

Subject to certain exceptions provided for in Section 362 of the Bankruptcy Code, all judicial and administrative proceedings against the Debtors or its property were automatically enjoined, or stayed, as of the Petition Date.  In addition, the filing of new judicial or administrative actions against the Debtors or its property for claims arising prior to the Petition Date was automatically enjoined.  This prohibits, for example, the Debtors’ lenders or noteholders from pursuing claims for defaults under the Debtors’ debt agreements and the Debtors’ contract counterparties from pursuing claims for defaults under their contracts.  Accordingly, unless the Bankruptcy Court agrees to lift the automatic stay, all of the Debtors’ prepetition liabilities and obligations will be settled or compromised under the Bankruptcy Code as part of the Chapter 11 Cases.

The Company intends to consummate a sale of all or substantially all of the Debtors’ assets in the Chapter 11 Cases.  On the Petition Date, the Debtors filed a motion seeking Bankruptcy Court approval of certain bidding procedures and a timeline for the sale process.  On January 25, 2018, the Bankruptcy Court entered the Order (I) Approving Bidding Procedures for the Sale of the Debtors’ Assets, (II) Scheduling an Auction, (III) Approving the Form and Manner of Notice Thereof, (IV) Scheduling Hearing and Objection Deadlines with Respect to the Debtors’ Disclosure Statement and Plan Confirmation, and (V) Granting Related Relief [Docket No. 299] that, among other things, established (i) 5:00 p.m. (prevailing Central Time) on February 22, 2018 for the final bid deadline for all sale transactions, and (ii) 10:00 a.m. (prevailing Central Time) on March 6, 2018 for an auction, if needed.  The Debtors are seeking authority, on and after the confirmation date of their chapter 11 plan, to consummate the sale transactions pursuant to the terms of the sale transaction documentation, their chapter 11 plan, and the order confirming the chapter 11 plan.  Further, a chapter 11 plan will determine the rights and satisfy the claims of our prepetition creditors and security holders.  The terms and conditions of a chapter 11 plan will be determined through negotiations with the Company’s stakeholders and is subject to approval by the Bankruptcy Court.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, prepetition liabilities and postpetition liabilities must be satisfied in full before the holders of the Company’s common stock are entitled to receive any distribution or retain any property under a chapter 11 plan.  The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation and implementation of a chapter 11 plan. No assurance can be given as to what distributions, if any, will be made to any of the Company’s creditors or

Cobalt International Energy, Inc.

(Debtors–in–Possession)

Notes to Consolidated Financial Statements (continued)

stockholders.  The Company’s chapter 11 plan could result in any of the holders of its liabilities and/or securities, including its common stock, receiving no distribution on account of their interests and cancellation of their holdings. Moreover, a chapter 11 plan can be confirmed, under the Bankruptcy Code, even if the holders of the Company’s common stock vote against the plan and even if the plan provides that the holders of the common stock receive no distribution on account of their equity interests.

Accounting Standards Codification 852–10, Reorganizations (“ASC 852–10”), applies to entities that have filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code.  In accordance with ASC 852–10, transactions and events directly associated with the Chapter 11 Cases are required to be distinguished from the ongoing operations of the business.  In addition, ASC 852–10 requires changes in the accounting and presentation of liabilities, as well as expenses and income directly associated with the Chapter 11 Cases.

The Company’s non–US subsidiaries are non–debtors and will be accounted for under accounting principles generally accepted in the United States for entities not in bankruptcy and outside the scope of ASC 852–10.  These are minor subsidiaries.  The only material assets of these non–debtor entities are $163.1 million of joint interest receivables, and the only material liabilities of these entities are $96.1 million of social obligation payments and Angolan consumption tax and withholding on services.  The only material expense of the non–debtor entities is $45.3 million of dry hole costs and impairments related to the Company’s exploratory well and leaseholds in Gabon.  There have been no material cash flows in any of these non–debtor entities.

Liabilities Subject to Compromise

Liabilities subject to compromise in the Company’s consolidated financial statements include pre–petition liabilities that may be affected by a chapter 11 plan at the amounts expected to be allowed, even if they may be settled for lesser amounts.  If there is uncertainty about whether a secured claim is undersecured, or will be impaired under the chapter 11 plan, the entire amount of the claim is included in liabilities subject to compromise.  Differences between liabilities the Company has estimated and the claims to be filed will be investigated and resolved in connection with the claims resolution process in the Chapter 11 Cases.  The Company will continue to evaluate these liabilities throughout the Chapter 11 Cases and adjust amounts as necessary.  Such adjustments may be material.

The following table summarizes the components of liabilities subject to compromise included in the Company’s consolidated balance sheets as of December 31:

2017
Long-term debt	$2,939,693
Angolan preliminary consideration	250,000
Accrued interest	25,537
Accrued liabilities	2,249
Trade and other accounts payable	2,858
Total	$3,220,337

Costs of Reorganization

The Debtors have incurred and will continue to incur significant costs associated with the Chapter 11 Cases.  The amount of these costs, which are being expensed as incurred, are expected to significantly affect the Company’s results.  The following table summarized the components included in “Reorganization expenses” in the Company’s consolidated statements of operations:

2017
Long-term debt discounts and issuance costs	$331,822
Advisory and professional fees	950
Total	$332,772

Cobalt International Energy, Inc.

(Debtors–in–Possession)

Notes to Consolidated Financial Statements (continued)

Ability to Continue as a Going Concern

Given the uncertainty surrounding the Chapter 11 Cases, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.  While operating as debtors–in–possession under chapter 11 of the Bankruptcy Code, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities in amounts other than those reflected in the Company’s consolidated financial statements, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business.  Further, a chapter 11 plan could materially change the amounts and classifications in the Company’s historical consolidated financial statements.

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

On June 16, 2017, we effected a one–for–fifteen reverse stock split of our common stock through an amendment to our second amended and restated certificate of incorporation.  As of the effective time of the reverse stock split, every 15 shares of issued and outstanding common stock were converted into one share of common stock, without any change in par value.  The amendment to our second amended and restated certificate of incorporation also reduced the number of our authorized shares of common stock from 2.0 billion shares to 133.3 million shares.  No fractional shares were issued in connection with the reverse stock split.  Instead, each fractional share was rounded up to the nearest whole share of common stock.  However, any fractional shares resulting from adjustments to the number of shares underlying stock options and stock appreciation rights were rounded down to the nearest whole share of common stock.  All references to shares of common stock, all per share data and all equity compensation activity for all periods presented in the consolidated financial statements and notes to the consolidation financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

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

Cobalt International Energy, Inc.

(Debtors–in–Possession)

Notes to Consolidated Financial Statements (continued)

Restricted Cash

Our restricted cash is invested in interest–bearing account.  As of December 31, 2017, $15.4 million of our restricted cash is being held in escrow for the benefit of the insured persons under our settlements with XL Specialty Insurance Company (“XL”) and Axis Insurance Company (“Axis”).  As of December 31, 2017 and 2016, $11.3 million and $2.5 million, respectively, of our restricted cash serves as collateral for certain of our obligations.

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

As of December 31, 2017 and 2016, we did not have any reserves for doubtful accounts.  We also did not have any off–balance sheet credit exposure related to our customers.

Investments

As of December 31, 2017, all of our investments in marketable debt securities had matured and were included in “Cash and cash equivalents” in our consolidated balance sheet.  Accordingly, there was no potential for other–than-temporary impairments (“OTTI”) as in prior periods.

As of December 31, 2016, our investments in marketable debt securities were classified as held–to–maturity as we had the positive intent and ability to hold the investments until they matured.  Investments with original maturities of greater than three months and remaining maturities of less than one year were classified as short–term investments.

These debt securities were carried at amortized cost and the carrying value of these securities was adjusted for amortization of premiums and accretion of discounts to maturity over the life of the securities.  As the estimated fair value of each investment approximates its amortized cost, there were no significant unrecognized holding gains or losses as of December 31, 2016.  Income related to these securities was reported as a component of interest income in our consolidated statements of operations.

Investments were considered to be impaired when a decline in fair value was determined to be other–than–temporary.  We conducted a regular assessment of our debt securities with unrealized losses to determine whether these securities had OTTI.  This assessment considered, among other factors, the nature of the securities, credit rating or financial condition of the issuer, the extent and duration of the unrealized loss, market conditions and whether we intended to sell or whether it was more likely than not that we would be required to sell the debt securities.  As of December 31, 2016, we had no OTTI in our debt securities.

Property and Depreciation, Depletion and Amortization

Our oil, natural gas and natural gas liquids producing activities are accounted for under the successful efforts method of accounting.  Under this method, costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs and costs of carrying and retaining unproved properties are charged to expense as incurred.  For 2017, 2016 and 2015, we recorded dry hole costs and impairments of $282.6 million, $213.5 million and $188.0 million, respectively, to expense costs associated with the drilling of exploratory wells that did not find proved reserves.

Costs for unproved leasehold properties and exploratory wells that find reserves that cannot yet be classified as proved are capitalized if the well has found a sufficient quantity of reserves to justify its completion as a producing well and we are making sufficient progress assessing the reserves and the economic and operating viability of the project.  Often, the ability to move into the development phase and record proved reserves is dependent on obtaining permits and government or partner approvals, the timing of which is ultimately beyond our control.  Exploratory

Cobalt International Energy, Inc.

(Debtors–in–Possession)

Notes to Consolidated Financial Statements (continued)

well costs remain suspended as long as we are actively pursuing such approvals and permits, and believe they will be obtained.  For complex exploratory projects, it is not unusual to have exploratory wells remain suspended on the balance sheet for several years while additional appraisal drilling and seismic work is performed on the field or while we seek government or partner approval of development plans.  Our assessment of suspended exploratory well costs is continuous until a determination is made to either sanction the project or to expense the well costs as dry hole costs as sufficient progress has not been made in assessing the reserves and the economic and operating viability of the project. In 2016, we recorded an impairment charge of dry hole costs of $1,276.4 million to expense costs associated with our Angolan exploratory wells (see Note 3).

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

Impairment of Oil and Natural Gas Properties

We evaluate our proved oil and natural gas properties and related equipment and facilities for impairment whenever events or changes in circumstances indicate that the carrying amounts of such properties may not be recoverable.  The determination of recoverability is made based upon estimated undiscounted future net cash flows.  The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related asset.  In 2015, we recorded impairment charges of $256.8 million related to our proved oil and natural gas properties (see Note 5).  No impairment charges were recorded in 2017 or 2016 related to our proved oil and natural gas properties.

Oil and natural gas leases for unproved properties with a carrying value greater than $1.0 million are assessed individually for impairment based on our current exploration plans and an allowance for impairment is provided if impairment is indicated.  Leases that are individually less than $1.0 million in carrying value or are near expiration are amortized over the terms of the leases at rates that provide for full amortization of leases upon lease expiration.  These leases have expiration dates ranging from 2018 through 2026. For 2017, 2016 and 2015, we recorded impairment charges of $46.2 million, $66.6 million and $26.9 million, respectively, related to our leases for unproved oil and natural gas properties.  In 2016, we also recorded an impairment charge of $353.4 million related to our Angolan leases in conjunction with the write-off of our Angolan exploratory well costs (see Note 3).

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

Embedded Derivatives

Our first lien senior secured notes due 2021 (the “First Lien Notes”) and our second lien senior secured notes due 2023 (the “Second Lien Notes”) include features which were determined to be embedded derivatives requiring bifurcation and accounting as separate financial instruments.  The embedded derivatives were initially recorded at fair value and were subject to remeasurement as of each balance sheet date.  We elected not to designate our embedded derivatives as hedging instruments. Changes in the fair value of these embedded derivatives were recorded immediately to earnings in “Loss on derivatives” in our consolidated statements of operations.

Cobalt International Energy, Inc.

(Debtors–in–Possession)

Notes to Consolidated Financial Statements (continued)

Revenue Recognition

Oil, natural gas and natural gas liquids revenues are recognized when production is sold to a purchaser at fixed or determinable prices, when delivery has occurred and title has transferred and collectability of the revenue is reasonably assured. We follow the sales method of accounting for natural gas revenues. Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which we are entitled based on our working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under–produced owner(s) to recoup its entitled share through future production. Under the sales method, no receivables are recorded where we have taken less than our share of production. There were no significant natural gas imbalances at December 31, 2017 and 2016.

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

In 2017 and 2016, one customer accounted for 95.0% and 96.5%, respectively, of our consolidated oil, natural gas and natural gas liquids revenues. We believe that the loss of this customer would have a temporary effect on our revenues but, that over time, we would be able to replace this customer.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014–09, Revenue from Contracts with Customers. This ASU superseded virtually all of the revenue recognition guidance in generally accepted accounting principles in the United States. The core principle of the five–step model is that an entity will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. Entities can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. The provisions of ASU 2014–09 are applicable to annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. We plan to adopt ASU 2014-09 as of January 1, 2018 using the modified retrospective method with the cumulative effect, if any, of initial adoption to be recognized at the date of initial application. We have substantially completed our evaluation of the effects of adopting ASU 2014–09 and have determined the quantitative effects, as well as the related disclosures, will not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases.  Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months.  Consistent with current accounting guidance, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily depends on its classification as a finance or operating lease.  However, unlike current accounting guidance, which requires only capital leases to be recognized on the balance sheet, ASU 2016–02 will require both types of leases to be recognized on the balance sheet.  ASU 2016-02 will also require disclosures to help investors and other financial statement users to better understand the amount, timing and uncertainty of cash flows arising from leases.  Although ASU 2016–02 does not apply to leases for oil and natural gas properties, it does apply to equipment used to explore and develop oil and natural gas resources.  ASU 2016–02 is effective for annual and interim periods beginning after December 15, 2018 and is to be applied using the modified retrospective approach.  We plan to adopt ASU 2016–02 effective January 1, 2019 and are currently evaluating the impact on our consolidated financial statements and related disclosures.

Cobalt International Energy, Inc.

(Debtors–in–Possession)

Notes to Consolidated Financial Statements (continued)

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

No other new accounting pronouncements issued or effective during 2017 have had or are expected to have a material impact on our consolidated financial statements.

NOTE 3. ANGOLA SETTLEMENT

In August 2015, we executed a Purchase and Sale Agreement (the “Sale Agreement”) with Sociedade Nacional de Combustíveis de Angola—Empresa Pública (“Sonangol”) for the sale by us to Sonangol of the entire issued and outstanding share capital of our indirect wholly–owned subsidiaries, CIE Angola Block 20 Ltd. and CIE Angola Block 21 Ltd., which respectively hold our 40% working interests in each of Block 20 and Block 21 offshore Angola.  The requisite Angolan government approvals were not received within one year from the execution date and the Sale Agreement terminated by its terms in August 2016.

In 2016, we recorded an impairment of $1,629.8 million related to our Angolan assets in accordance with Accounting Standards Codification 932, Extractive Activities – Oil and Gas (“ASC 932”), which requires, among other things, that “sufficient progress” be made with respect to oil and natural gas projects in order to avoid the requirement to expense previously capitalized exploratory or appraisal well costs.  Given Sonangol’s delays and failure to date to grant the extensions as well as the general investment climate in the Angolan oil and natural gas industry, the procedures of ASC 932 require us to record a full impairment of our Angolan assets.  In addition, we also recorded $62.0 million of impairment charges related to inventory and other property in Angola.

In March 2017, we submitted a Notice of Dispute to Sonangol pursuant to the Sale Agreement.  We then filed a filed a Request for Arbitration (“RFA”) with the International Chamber of Commerce (“ICC”) against Sonangol for breach of the Sale Agreement.  Through this arbitration proceeding, we are requesting an award against Sonangol in excess of $2.0 billion, plus applicable interest and costs.  In July 17, 2017, Sonangol filed an Answer to our RFA and Counterclaim, asking for repayment of the $250.0 million initial payment that Sonangol made to us under the Sale Agreement.

We also filed a separate RFA with the ICC against Sonangol Pesquisa e Produção, S.A. (“Sonangol P&P”) seeking recovery of approximately $162.0 million in unpaid cash calls, plus applicable interest and costs, representing the joint interest receivable owed to us for operations on Block 21 offshore Angola.

On December 19, 2017, certain of our subsidiaries executed a settlement agreement (the “Agreement”) with Sonangol and Sonangol P&P to resolve all disputes and transition our interests in Blocks 20 and 21 offshore Angola to Sonangol for $500.0 million. Pursuant to the Agreement, Sonangol is required to pay an initial non–refundable payment of $150.0 million on or before February 23, 2018 (the “Initial Payment”) and the final payment of $350.0 million on or before July 1, 2018 (the “Final Payment”).  On January 25, 2018, the Bankruptcy Court entered an Order Approving Debtors’ Motion for Entry of an Order (I) Authorizing Performance Under Settlement Agreement, (II) Approving Settlement Agreement, and (III) Granting Related Relief [Docket No. 127] authorizing the Debtors’ entry into the Agreement subject to the terms and conditions set forth therein.  The Agreement remains subject to the review of the Bankruptcy Court.

On February 21, 2018, we received the Initial Payment, and, in accordance with the Agreement, we (i) notified the relevant ICC arbitral tribunal of the agreement between Sonangol P&P and us to terminate the proceedings related to the joint interest receivable owed to us for operations on Block 21 offshore Angola and (ii) notified the

Cobalt International Energy, Inc.

(Debtors–in–Possession)

Notes to Consolidated Financial Statements (continued)

relevant ICC arbitral tribunal of the agreement between Sonangol and us to extend the procedural timetable by an additional four months for the proceedings related to the PSA (the “PSA Arbitration”).

In accordance with the Agreement, we and Sonangol are finalizing definitive documentation to implement our exit from Angola and to extinguish all debts and obligations of us and Sonangol to each other that have not already been extinguished pursuant to the Agreement.  Our claims in the PSA Arbitration will be extinguished upon our receipt of the Final Payment, which is due by July 1, 2018.  Within 48 hours of receipt of the Final Payment, we are required under the Agreement to notify the ICC arbitral tribunal in the PSA Arbitration of our agreement to terminate the proceedings related to the dispute arising from the failed Sale Agreement.

NOTE 4. INVESTMENTS

Our investments in held–to–maturity securities consist of the following as of December 31:

	2017 (1)	2016
Corporate securities	$—	$227,854
Commercial paper	—	292,466
U.S. Treasury securities	—	161,778
Total	$—	$682,098

(1)	As of December 31, 2017, all of our held–to–maturity securities have matured.

These investments are recorded in our consolidated balance sheets as follows as of December 31:

	2017	2016
Cash and cash equivalents	$—	$341,680
Short-term investments (1)	—	340,418
	$—	$682,098

(1)	As of December 31, 2016, $9.1 million of these investments served as collateral for certain of our obligations.

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

Recurring Basis

The commencement of the Chapter 11 Cases triggered the event of default provision of our embedded derivatives and the subsequent recognition of $44.4 million and $54.5 million of applicable premiums (as defined in the respective indentures) for the First Lien Notes and Second Lien Notes, respectively.  These premiums are considered to be part of the principal due for the First Lien Notes and Second Lien Notes and are included in “Liabilities subject to compromise” in our consolidated balance sheets.

Cobalt International Energy, Inc.

(Debtors–in–Possession)

Notes to Consolidated Financial Statements (continued)

The reconciliation of changes in the fair value of our embedded derivatives is as follows for the years ended December 31:

	2017	2016
Beginning of period	$50,123	$—
Issuance of First Lien Notes and Second Lien Notes	—	47,618
Issuance of additional Second Lien Notes	33,110	—
Change in fair value	15,666	2,505
Reclass to long-term debt	(98,899)	—
End of period	$—	$50,123

The following table represents the fair value hierarchy for our liabilities required to be measured at fair value on a recurring basis:

		Fair Value Measurements at the End of the Reporting Period:
	Fair Value	Level 1	Level 2	Level 3
As of December 31, 2016:
Embedded derivative liabilities:
First Lien Notes	$27,012	$—	$—	$27,012
Second Lien Notes	23,111	—	—	23,111
Total	$50,123	$—	$—	$50,123

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

There were no significant unrecognized holding gains or losses related to our held–to–maturity investments as of December 31, 2016.  Accordingly, the carrying value of our held–to–maturity investments approximates their fair value.  Our held–to–maturity investments were not traded on a public exchange and the fair value of these investments was based on inputs using valuations obtained from independent brokers.  As these valuations used

Cobalt International Energy, Inc.

(Debtors–in–Possession)

Notes to Consolidated Financial Statements (continued)

readily observable market parameters that were actively quoted and could be validated through external sources, we categorized these investments as Level 2.

The estimated fair value of our long–term debt is as follows as of December 31:

	2017	2016
10.75% first lien notes due 2021	$542,500	$482,250
7.75% second lien notes due 2023	874,563	327,449
2.625% convertible senior notes due 2019	167,949	305,378
3.125% convertible senior notes due 2024	216,396	332,344
	$1,801,408	$1,447,421

The fair values of our long–term debt were estimated using quoted market prices.  As these valuations use quoted prices in active markets for identical assets or liabilities, we have categorized the long–term debt as Level 1.

NOTE 6. OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties consisted of the following as of December 31:

	2017	2016
Proved oil and natural gas properties:
Well and development costs	$127,005	$118,245
Accumulated depletion	(60,516)	(20,204)
Total proved properties	66,489	98,041

Unproved oil and natural gas properties:
Oil and natural gas leaseholds	556,771	651,295
Accumulated valuation allowance	(457,520)	(507,198)
	99,251	144,097
Exploratory wells in process	751,201	836,747
Total unproved properties	850,452	980,844

Total oil and natural gas properties, net	$916,941	$1,078,885

Capitalized Exploratory Well Costs

The following tables reflect the net changes in and the cumulative costs of capitalized exploratory well costs (excluding any related leasehold costs):

	2017	2016	2015
Beginning of period	$836,747	$1,727,181	$1,186,464
Additions to capitalized exploration
Exploratory well costs	137,538	499,985	630,395
Capitalized interest	59,558	99,541	87,683
Amounts charged to expense (1)	(282,642)	(1,489,960)	(177,361)
End of period	$751,201	$836,747	$1,727,181

(1)	Amounts represent dry hole costs and impairments related to exploratory wells which did not encounter commercial hydrocarbons or where it was determined that sufficient progress was not being made.

Cobalt International Energy, Inc.

(Debtors–in–Possession)

Notes to Consolidated Financial Statements (continued)

	2017	2016
Cumulative costs:
Exploratory well costs	$437,011	$582,115
Capitalized interest	314,190	254,632
	$751,201	$836,747
Wells costs capitalized for a period greater than one year after completion after drilling (included in table above)	$719,639	$609,893

As of December 31, 2017, capitalized exploratory well costs that have been suspended longer than one year are associated with our Anchor and North Platte discoveries.  As of December 31, 2016, capitalized exploratory well costs that have been suspended longer than one year are associated with our Shenandoah, North Platte, Anchor, and Gabon discoveries.  These well costs are suspended pending ongoing evaluation including, but not limited to, results of additional appraisal drilling, well–test analysis, additional geological and geophysical data and approval of a development plan.  We believe these discoveries exhibit sufficient indications of hydrocarbons to justify potential development and are actively pursuing efforts to fully assess them.  If additional information becomes available that raises substantial doubt as to the economic or operational viability of these discoveries, the associated costs will be expensed at that time.

NOTE 7. LONG–TERM DEBT, NET

Long–term debt, net consisted of the following as of December 31:

	2017	2016
10.75% first lien notes due 2021
Principal outstanding (1)	$544,444	$500,000
Unamortized discount (2)	—	(34,416)
Carrying amount	544,444	465,584

7.75% second lien notes due 2023
Principal outstanding (1)	989,187	584,732
Unamortized discount (3)	—	(54,856)
Carrying amount	989,187	529,876

2.625% convertible senior notes due 2019:
Principal outstanding	619,167	763,446
Unamortized discount and debt issuance costs(4)	—	(109,689)
Carrying amount	619,167	653,757

3.125% convertible senior notes due 2024:
Principal outstanding	786,895	1,204,145
Unamortized discount and debt issuance costs(5)	—	(374,013)
Carrying amount	786,895	830,132

Total debt	2,939,693	2,479,349
Long-term debt subject to compromise	(2,939,693)	—
Total long-term debt	$—	$2,479,349

(1)	Includes applicable premiums of $44.4 million for the First Lien Notes and $54.5 million for the Second Lien Notes (see Note 5)

(2)	Effective interest rate of 12.6% for 2016

Cobalt International Energy, Inc.

(Debtors–in–Possession)

Notes to Consolidated Financial Statements (continued)

(3)	Effective interest rate of 9.6% for 2016

(4)	Effective interest rate of 8.4% for 2016

(5)	Effective interest rate of 9.0% for 2016

Acceleration of Debt Obligations

The commencement of the Chapter 11 Cases constituted an event of default that accelerated our obligations under all of our long–term debt obligations.  Any efforts to enforce such obligations are automatically stayed as a result of the filing of the Chapter 11 Cases and the holders’ rights of enforcement in respect of these debt obligations are subject to the applicable provisions of the Bankruptcy Code.

We are making adequate protection payments with respect to our First Lien Notes consisting of the payment of interest (at the default rate of 11.75%) and the payment of all reasonable fees and expenses of professionals retained by the holders of the First Lien Notes.  We are also making adequate protection payments with respect to our remaining long–term debt in the form of the payment of all reasonable fees and expenses of professionals retained by the holders of the debt.

Debt Exchanges

In December 2016, we consummated a debt exchange and financing transaction (the “2016 Transaction”) with certain holders (the “2016 Holders”) of our outstanding 2.625% Convertible Senior Notes due 2019 (the “2019 Notes”) and 3.125% Convertible Senior Notes due 2024 (the “2024 Notes”).  The 2016 Transaction consisted of: (i) the issuance of $500.0 million aggregate principal amount of our First Lien Notes to Holders for cash at a price of 98% and (ii) the issuance of $584.7 million aggregate principal amount of our Second Lien Notes and 30.0 million shares of our common stock to Holders in exchange for $616.6 million aggregate principal amount of 2019 Notes and $95.9 million aggregate principal amount of 2024 Notes held by the Holders.  In addition, we recognized embedded derivative liabilities of $24.8 million and $22.8 million for our First Lien Notes and Second Lien Notes, respectively.

We accounted for the 2016 Transaction as a debt modification as we determined that the terms of the new debt instruments were not substantially different from the terms of the original instruments.  We did not recognize any gain or loss on the 2016 Transaction and prospectively adjusted the effective interest rates on the 2019 Notes and 2024 Notes.  Costs related to the Transaction totaled $19.6 million and are included in “General and administrative expenses” in our consolidated statements of operations.

In 2017, we consummated three follow–on debt exchange transactions (the “2017 Transactions”) with certain holders (the “2017 Holders”) of our outstanding 2019 Notes and 2024 Notes whereby we issued an aggregate principal amount of $350.0 million in additional Second Lien Notes in exchange for $144.3 million aggregate principal amount of the 2019 Notes and $417.2 million aggregate principal amount of the 2024 Notes held by the 2017 Holders.  In addition, we recognized additional embedded derivative liabilities of $33.1 million for our Second Lien Notes.

We accounted for the 2017 Transactions as troubled debt restructurings.  We did not recognize any gain or loss on the 2017 Transactions and prospectively adjusted the effective interest rates on the 2019 Notes and 2024 Notes.  Costs related to the Transactions totaled $3.0 million and are included in “General and administrative expenses” in our unaudited condensed consolidated statements of operations.

10.75% First Lien Notes

The 10.75% First Lien Notes were issued on December 6, 2016 and mature on December 1, 2021.  Interest is payable semi–annually in arrears on each June 1 and December 1 of each year.  The First Lien Notes are initially guaranteed by all of our wholly–owned domestic subsidiaries (the “Guarantors”) and are secured, subject to certain exceptions, by a first priority lien on (i) substantially all of ours and the Guarantors’ assets and (ii) 65% of the shares

Cobalt International Energy, Inc.

(Debtors–in–Possession)

Notes to Consolidated Financial Statements (continued)

of capital stock of Cobalt International Energy Overseas Ltd., which indirectly owns our working interests in our blocks offshore Angola and offshore Gabon (collectively, the “Collateral”).

As of December 31, 2017, the First Lien Notes were reflected as “Liabilities subject to compromise” in our consolidated balance sheets with the carrying value equal to the face value of the notes.  The unamortized discount of $29.3 million as of the Petition Date was expensed and recognized in “Reorganization expenses” in our consolidated statement of operations.

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

As of December 31, 2017, the Second Lien Notes were reflected as “Liabilities subject to compromise” in our consolidated balance sheets with the carrying value equal to the face value of the notes.  The unamortized discount of $19.4 million as of the Petition Date was expensed and recognized in “Reorganization expenses” in our consolidated statement of operations.  In addition, $2.6 million of accrued but unpaid interest is reflected as “Liabilities subject to compromise” in our consolidated balance sheets.  We have not recognized any interest expense on our Second Lien Notes subsequent to the Petition Date.  Unrecognized contractual interest expense on our Second Lien Notes for 2017 was $3.4 million.

2.625% Convertible Senior Notes due 2019

The 2019 Notes were issued under an indenture dated December 17, 2012 (the “2019 Indenture”) and mature December 1, 2019.  Interest is payable semi–annually in arrears on June 1 and December 1 of each year.  The 2019 Notes are senior unsecured obligations.

The 2019 Notes may be converted at the option of the holder on the second scheduled trading day immediately preceding the maturity date, in multiples of $1,000 principal amount. The 2019 Notes are convertible at an initial conversion rate of 1.8682 shares of common stock per $1,000 principal amount, representing an initial conversion price of approximately $535.20 per share. The conversion rate is subject to adjustment upon the occurrence of certain events, as defined in 2019 Indenture, but will not be adjusted for any accrued and unpaid interest except in limited circumstances.  We can satisfy the conversion obligation, at our option, in either cash, shares of common stock or a combination thereof.

When the 2019 Notes were issued, we accounted for the debt and equity components of the 2019 Notes separately, as we have the option to settle the conversion obligation in cash.  At the date of issuance, we calculated the fair value of the 2019 Notes, excluding the conversion feature, based on the fair value of similar non–convertible debt instruments.  The difference between the cash proceeds and the estimated fair value represented the value which was assigned to the equity component and recorded as a debt discount.  Prior to the Petition Date, the debt discount was being amortized using the effective interest rate method over the period from issuance to the maturity date of December 1, 2019.  The carrying amount of the equity component of the 2019 Notes reported in additional paid in capital was initially valued at $381.4 million, which was net of $9.1 million of debt issuance costs allocated to the equity component.

As the closing price of our common stock on December 31, 2017 was less than the initial conversion price for the 2019 Notes, the if–converted value of the 2019 Notes would be less than principal amount.

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

Cobalt International Energy, Inc.

(Debtors–in–Possession)

Notes to Consolidated Financial Statements (continued)

$1,000, at a fundamental change repurchase price equal to 100% of the principal amount of 2019 Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.

As of December 31, 2017, the 2019 Notes were reflected as “Liabilities subject to compromise” in our consolidated balance sheets with the carrying value equal to the face value of the notes.  The unamortized discount and debt issuance costs of $58.3 million and $3.9 million, respectively, as of the Petition Date was expensed and recognized in “Reorganization expenses” in our consolidated statement of operations.

On December 1, 2017, we elected to defer the $8.1 million interest payment that was due on December 1, 2017.  As of consequence of the commencement of the Chapter 11 Cases, such interest payment has not been made, and is classified as “Liabilities subject to compromise” in our consolidated balance sheets.  In addition, $8.7 million of accrued but unpaid interest from December 1, 2017 through December 13, 2017 is reflected as “Liabilities subject to compromise” in our consolidated balance sheets.  We have not recognized any interest expense on our 2019 Notes subsequent to the Petition Date.  Unrecognized contractual interest expense on our 2019 Notes for 2017 was $0.8 million.

3.125% Convertible Senior Notes due 2024

The 2024 Notes were issued under an indenture dated May 13, 2014 (the “2024 Indenture”) and mature on May 15, 2024.  Interest is payable semi–annually in arrears on May 15 and November 15 of each year.  The 2024 Notes are senior unsecured obligations and ran equal in right of payment to the 2019 Notes.

Prior to November 15, 2023, the 3.125% Notes are convertible only under certain circumstances as outlined in the 2024 Indenture.  On or after November 15, 2023, the 2024 Notes may be converted at the option of the holder at any time on the second scheduled trading day immediately preceding the stated maturity date, in multiples of $1,000 principal amount.

The 2024 Notes are convertible at an initial conversion rate of 2.8907 shares of common stock per $1,000 principal amount, representing an initial conversion price of approximately $345.90 per share. The conversion rate is subject to adjustment upon the occurrence of certain events, as defined in the 2024 Indenture, but will not be adjusted for any accrued and unpaid interest except in limited circumstances. We can satisfy the conversion obligation, at our option, in either cash, shares of common stock or a combination thereof.

When the 2024 Notes were issued, we accounted for the debt and equity components of the 2024 Notes separately, as we have the option to settle the conversion obligation in cash.  At the date of issuance, we calculated the fair value of the 2024 Notes, excluding the conversion feature, based on the fair value of similar non–convertible debt instruments.  The difference between the cash proceeds and the estimated fair value represented the value which was assigned to the equity component and recorded as a debt discount.  Prior to the Petition Date, the debt discount was being amortized using the effective interest rate method over the period from issuance to the maturity date of May 15, 2024.  The carrying amount of the equity component of the 2024 Notes reported in additional paid in capital was initially valued at $464.7 million, which was net of $11.1 million of debt issuance costs allocated to the equity component.

As the closing price of our common stock on December 31, 2017 was less than the initial conversion price for the 2024 Notes, the if–converted value of the 2024 Notes would be less than principal amount.

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

As of December 31, 2017, the 2024 Notes were reflected as “Liabilities subject to compromise” in our consolidated balance sheets with the carrying value equal to the face value of the notes.  The unamortized discount

Cobalt International Energy, Inc.

(Debtors–in–Possession)

Notes to Consolidated Financial Statements (continued)

and debt issuance costs of $211.5 million and $9.4 million, respectively, as of the Petition Date was expensed and recognized in “Reorganization expenses” in our consolidated statement of operations.

On November 15, 2017, we elected to defer the $12.3 million interest payment that was due on November 15, 2017.  As of consequence of the commencement of the Chapter 11 Cases, such interest payment has not been made, and is classified as “Liabilities subject to compromise” in our consolidated balance sheets.  In addition, $14.2 million of accrued but unpaid interest from November 15, 2017 through December 13, 2017 is reflected as “Liabilities subject to compromise” in our consolidated balance sheets.  We have not recognized any interest expense on our 2024 Notes subsequent to the Petition Date.  Unrecognized contractual interest expense on our 2024 Notes for 2017 was $1.2 million.

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

Maturities of Long–Term Debt

The maturities of our long–term debt are as follows for the years ended December 31:

	Payments Due By Year
	2018	2019	2020	2021	2022	Thereafter
Principal outstanding	$2,939,693	$—	$—	$—	$—	$—

NOTE 8. ASSET RETIREMENT OBLIGATIONS

The changes in ARO are as follows for the years ended December 31:

	2017	2016
Beginning of period	$6,523	$3,167
Additions	86	—
Revisions	(394)	2,806
Accretion	1,179	550
End of period	$7,394	$6,523

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

Cobalt International Energy, Inc.

(Debtors–in–Possession)

Notes to Consolidated Financial Statements (continued)

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

In March 2015, the Court entered an order consolidating the Neuman lawsuit with the St. Lucie lawsuit (the “Consolidated Action”) and also entered an order in the Consolidated Action appointing Lead Plaintiffs and Lead Counsel. Lead Plaintiffs filed their consolidated amended complaint in May 2015. Among other remedies, the Consolidated Action seeks damages in an unspecified amount, along with an award of attorney fees and other costs and expenses to the plaintiffs. We filed a motion to dismiss the consolidated amended complaint in June 2015, and the other defendants also filed motions to dismiss. The Court denied our motion to dismiss in January 2016, and, in March 2016, the Court also denied our motion requesting that the Court certify its order on the motions to dismiss so that we may seek interlocutory appellate review of the order.   In June 2017, the Court certified a class of all persons and entities who purchased or otherwise acquired our securities between March 1, 2011 and November 3, 2014.  In July 2017, we filed a petition for permission to file an interlocutory appeal challenging the class certification order.  On August 4, 2017, the Fifth Circuit Court of Appeals granted our petition for permission to file the interlocutory appeal.  We filed our appeal on October 10, 2017 and briefing is now complete.  On December 14, 2017, we filed a notice of suggestion on pendency of bankruptcy and the Court stayed the Consolidated Action the following day.  The court presiding over our bankruptcy proceeding subsequently entered an order staying the Consolidated Proceeding in its entirety through April 20, 2018.  On December 22, 2017, Plaintiffs moved to dismiss Cobalt from the Consolidated Action.  The Court denied the motion without prejudice on January 24, 2018, holding that the Plaintiffs could reurge their motion 31 days after providing notice and an opportunity to object to class members via publication in Business Wire.

In May 2016, Gaines, a purported stockholder, filed a derivative action in the 295th District Court in Harris County, Texas against us, as a nominal defendant, certain of our current and former officers and directors, and certain investment firms and funds.  The lawsuit alleges that current and former officers and directors breached their fiduciary duties by making, and permitting us to make, alleged misrepresentations about two of our exploration wells offshore Angola; that certain officers received performance-based compensation in excess of what they were entitled; and that the investment firms and funds owed a fiduciary duty to us as controlling stockholders and breached that duty by engaging in insider trading.  The lawsuit further alleges that demand was wrongfully refused.  The plaintiff asserts claims for breach of fiduciary duty and unjust enrichment and seeks damages in an unspecified amount, disgorgement of profits, appropriate equitable relief, and an award of attorney fees and other costs and expenses.  In July 2016, we filed our answer and special exceptions challenging the plaintiff’s standing to bring such claims against us.  The Court heard arguments on our special exceptions in December 2016.  On December 14, 2017, we filed a notice of suggestion on pendency of bankruptcy. The matter remains ongoing.

In November 2016, McDonaugh, a purported stockholder, filed a derivative action in the 80th District Court in Harris County, Texas against us, as a nominal defendant, and certain of our current and former officers and directors.  The lawsuit alleges that defendants breached their fiduciary duties by failing to maintain adequate internal controls and by permitting or failing to prevent alleged misrepresentations and omissions in our SEC filings and other public disclosures, including in relation to compliance with the FCPA in our Angolan operations and regarding the performance of certain wells offshore Angola.  The lawsuit also alleges that defendants received compensation or other benefits in excess of what they were entitled and that certain officers and directors engaged in unlawful trading and misappropriation of information.  The lawsuit further alleges that demand was wrongfully refused.  The plaintiff asserts claims for breach of fiduciary duty and unjust enrichment and seeks damages in an unspecified amount, reform of our governance and internal controls, restitution and disgorgement of profits, and an award of attorney fees and other costs and expenses.  We filed our answer and special exceptions challenging the plaintiff’s

Cobalt International Energy, Inc.

(Debtors–in–Possession)

Notes to Consolidated Financial Statements (continued)

standing to bring such claims against us in January 2017.  On December 14, 2017, we filed a notice of suggestion on pendency of bankruptcy.  The matter remains ongoing.

In April 2017, Hafkey, a purported stockholder, filed a derivative action in the 295th District Court in Harris County, Texas against us, as a nominal defendant, and certain of our current and former officers and directors.  The lawsuit alleges that current and former officers and directors breached their fiduciary duties by making, and permitting us to make, alleged misrepresentations about two of our exploratory wells offshore Angola; that certain directors caused us to waste corporate assets; and that certain officers received performance–based compensation in excess of what they were entitled. The lawsuit further alleges that demand was wrongfully refused.  The plaintiff asserts claims for breach of fiduciary duty, corporate waste, and unjust enrichment and seeks damages in an unspecified amount, disgorgement of profits, appropriate equitable relief, and an award of attorney fees and other costs and expenses.  We filed our answer and special exceptions challenging the plaintiff’s standing to bring such claims against us in June 2017.  On December 14, 2017, we filed a notice of suggestion on pendency of bankruptcy.  The matter remains ongoing.

We are vigorously defending against the current derivatives lawsuits and do not believe they will have a material adverse effect on our business. However, we cannot predict the occurrence or outcome of these proceedings with certainty, and if we are unsuccessful in these litigations and any loss exceeds our available insurance, this could have a material adverse effect on our results of operations.

In May 2016, we filed suit against XL in Harris County District Court in Houston, Texas.  We asserted XL improperly denied coverage for insurance claims made in July 2012 and other claims subsequently submitted to them in connection with our defending against the St. Lucie lawsuit and other investigations and actions.   In December 2016, we amended our petition to add Axis, as Axis provided coverage in excess of the XL policy’s limit of liability.  We alleged breach of contract, violation of the Texas Prompt Payment of Claims Act, and sought a declaratory judgment that XL and Axis were obligated to pay any additional loss suffered by us due to the circumstances, investigation, and claims described in the suit.  In December 2016, we also amended our petition to add claims against Illinois National Insurance Company, an AIG subsidiary (“AIG”), which served as our insurer after XL.  Against AIG, we allege breach of contract, violation of the Texas Prompt Payment of Claims Act, violation of the Texas Deceptive Trade Practices-Consumer Protection Act, and seek a declaratory judgment that AIG is obligated to pay any additional loss suffered by us due to the circumstances, investigations, and actions related to the Lontra and/or Loengo wells.  In April 2017, we and certain of our current and former officers and directors (the “Intervenors”) settled claims against XL pursuant to which XL paid $11.5 million.  In October 2017, we and the Intervenors settled claims against Axis pursuant to which Axis has agreed to pay $6.65 million. We continue to pursue our claims against AIG.

The settlement proceeds from XL and Axis are included in “Other income” in our consolidated statements of operations for 2017.  Of the $18.2 million, $15.4 million is being held in escrow for the benefit of the insured persons under the XL policy.  This restricted cash is included in “Other assets” in our consolidated balance sheets.

At December 31, 2017, we had the following estimated contractual commitments for the years ending December 31:

	Payments Due By Year
	2018	2019	2020	2021	2022	Thereafter
Social payment obligations (1)	$86,280	$—	$—	$—	$—	$—
Delay rental payments (2)	3,892	3,506	3,622	3,359	3,036	1,492
Operating leases	2,369	2,405	2,454	2,501	671	—
Total	$92,541	$5,911	$6,076	$5,860	$3,707	$1,492

(1)

Includes our contractual payment obligations for social projects such as the Sonangol Research and Technology Center and academic scholarships for Angolan students that we agreed to pay in consideration for the Angolan government granting us the licenses to explore for and develop hydrocarbons offshore Angola.  Provided that

Cobalt International Energy, Inc.

(Debtors–in–Possession)

Notes to Consolidated Financial Statements (continued)

Sonangol makes the required payments under the Agreement, these contractual payment obligations will be extinguished.

(2)	Annual payments required to maintain our U.S. Gulf of Mexico leases from year to year.

We recorded $6.2million, $9.2 million, and $12.4 million of office and delay rental expense in 2017, 2016 and 2015, respectively.

NOTE 10. EQUITY–BASED COMPENSATION

We have various long–term incentive plans for employees.  These plans allow for the issuance of restricted stock awards (“RSAs”), non–qualified stock options (“NQSOs”), performance stock units (“PSUs”), stock appreciation rights (“SARs”) and restricted stock units (“RSUs”).  As of December 31, 2017, we have 1.7 million shares authorized for issuance under these plans, and 0.7 million shares remain available for grant.

We also have various long–term incentive plans for our non–employee directors.  These plans allow for the issuance of NQSOs, RSUs or other equity–based awards as retainers.  As of December 31, 2017, we have 0.3 million shares authorized for issuance under these plans, and 0.2 million shares remain available for grant.

Our policy is to issue new shares when RSAs are granted, when NQSOs are exercised and, should we elect to settle our PSUs, SARs and RSUs in shares of our common stock, when PSUs, SARs and RSUs are vested.

Restricted Stock Awards

An RSA is an award of common stock with no exercise price.  For RSAs with both a performance and a service condition, we estimated the fair value using the Monte Carlo simulation model.  For RSAs with a service condition only, we estimated the fair value using the market price of our common stock on the grant date.  RSAs generally vest in three equal annual installments.

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

Cobalt International Energy, Inc.

(Debtors–in–Possession)

Notes to Consolidated Financial Statements (continued)

Activity related to RSAs is as follows:

	Number of RSAs	Weighted Average Grant Date Fair Value Per RSA
Nonvested at January 1, 2017	408,921	$75.29
Vested	(170,301)	79.07
Forfeited	(20,200)	152.85
Nonvested at December 31, 2017	218,420	$65.95
Exercisable at December 31, 2017	79,140	$56.12

The fair value of RSAs granted in 2016 and 2015 was $6.3 million and $30.5 million, respectively, and the fair value of RSAs vested in 2017, 2016 and 2015 was $13.3 million, $4.6 million and $1.4 million, respectively.

The weighted average remaining contractual terms for RSAs outstanding and RSAs exercisable at December 31, 2017 were 5.3 years and 4.9 years, respectively.

As of December 31, 2017, there was $4.4 million of total unrecognized compensation cost related to unvested RSAs which is expected to be recognized over a weighted-average period of 1.1 years.

Non-Qualified Stock Options

We grant NQSOs to employees at an exercise price equal to the market value of our common stock on the grant date.  The NQSOs have contractual terms of 10 years.  We did not grant any NQSOs in 2017.  The NQSOs granted in 2016 and 2015 vest after one year of service, subject to our common stock maintaining a minimum stock price for a specified period of time.

As the NQSOs granted in 2016 and 2015 had both service and market conditions, we estimated the fair value of these NQSOs using the Monte Carlo simulation model.  The following weighted average assumptions were used to estimate the fair value of the NQSOs for the years ended December 31:

	2016	2015
Expected volatility	55.02%	54.97%
Risk-free interest rate	2.03%	1.84%
Dividend yield	—%	—%
Expected life (years)	5.7	5.5

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

As of both December 31, 2017 and 2016, we had 0.3 million NQSOs outstanding and exercisable with a weighted average exercise price of $199.28.  No NQSOs were granted or forfeited in 2017.

The fair value of NQSOs granted in 2016 and 2015 was $4.0 million and $5.9 million, respectively, and the fair value of NQSOs vested in 2017, 2016 and 2015 was $2.7 million, $14.5 million and $12.3 million, respectively.

The weighted average remaining contractual term for both NQSOs outstanding and NQSOs exercisable at December 31, 2017 was 5.7 years.  There was no intrinsic value for both NQSOs outstanding and NQSOs exercisable as the exercise price exceeded the market price of our common stock as of December 31, 2017.

Cobalt International Energy, Inc.

(Debtors–in–Possession)

Notes to Consolidated Financial Statements (continued)

Performance Stock Units

A PSU is an award where each unit represents the right to receive, subject to our common stock attaining a specified return, the value of one share of our common stock at the date of vesting.  The PSUs may be settled by, at our discretion, either the issuance of our common stock, cash or a combination thereof based on the fair market value of the common stock on the date of exercise.  The PSUs vest in three equal installments subject to our common stock attaining a specified return each vesting date.  We estimated the fair value of the PSUs using the Monte Carlo simulation model as the PSUs have both service and performance conditions.

The following weighted average assumptions were used to estimate the fair value of the PSUs for the year ended December 31:

	2017	2016
Expected volatility	74.79%	64.31%
Risk-free interest rate	1.47%	0.80%
Dividend yield	—%	—%

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

Activity related to the PSUs is as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value Per PSU
Nonvested at January 1, 2017	18,917	$16.97
Granted	442,565	9.75
Forfeited	(430,664)	9.75
Nonvested at December 31, 2017	30,818	$14.18
Exercisable at December 31, 2017	—	$—

The fair value of PSUs granted in 2017 and 2016 was $4.3 million and $0.2 million, respectively.

The weighted average remaining contractual term for PSUs outstanding at December 31, 2016 was 8.8 years.

As of December 31, 2017, there was $0.3 million of total unrecognized compensation cost related to unvested PSUs which is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Units

An RSU is an award where each unit represents the right to receive the value of one share of our common stock at the date of vesting.  RSUs may be settled by, at our discretion, either the issuance of our common stock, cash or a combination thereof based on the fair market value of the common stock on the date of exercise.  The RSUs vest in three equal annual installments.

Cobalt International Energy, Inc.

(Debtors–in–Possession)

Notes to Consolidated Financial Statements (continued)

Activity related to the RSUs is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value Per RSU
Nonvested at January 1, 2017	162,539	$36.60
Granted	674,337	11.17
Vested	(70,253)	32.75
Forfeited	(364,492)	12.88
Nonvested at December 31, 2017	402,131	$16.13
Exercisable at December 31, 2017	26,526	$36.60

The fair value of RSUs granted in 2017 and 2016 was $7.5 million and $8.5 million, respectively.  No RSUs were granted in 2015.  The fair value of RSUs vested in 2017 and 2016 was $2.3 million and $0.8 million.  No RSUs vested in 2015.

The weighted average remaining contractual terms for RSUs outstanding and RSUs exercisable at December 31, 2017 was 8.9 years and 8.1 years, respectively.

As of December 31, 2017, there was $4.3 million of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted–average period of 1.8 years.

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

As of both December 31, 2017 and 2016, we had 0.1 million SARs outstanding and exercisable with a weighted average exercise price of $133.05.   No SARs were granted or forfeited in 2017.

The weighted average grant date fair value of SARs granted in 2015 was $4.2 million.  No SARs were granted in 2017 or 2016.

Cobalt International Energy, Inc.

(Debtors–in–Possession)

Notes to Consolidated Financial Statements (continued)

As of December 31, 2017, the weighted average remaining contractual term for both SARs outstanding and SARs exercisable was 7.2 years and there was no intrinsic value for both the SARS outstanding and the SARS exercisable as the exercise price exceeds the market price of our common stock as of December 31, 2017.

Non–Employee Director Grants

We granted a total of 0.1 million, 0.02 million and 3 thousand shares of our common stock to our non–employee directors as retainer awards in 2017, 2016 and 2015, respectively.  The directors have elected to defer the issuance of this stock.  Accordingly, we have recorded a liability for the future issuance of these shares.  The weighted average fair value of the common stock granted in 2017, 2016 and 2015 was $3.62, $28.34 and $128.97, respectively.

In addition, we granted 0.1 million and 0.02 million RSUs to our non–employee directors in 2017 and 2016, respectively.  These RSUs will be settled by, at our discretion, either the issuance of our common stock, cash or a combination thereof.  The fair value of these RSUs granted in 2017 and 2016 was $1.5 million and $0.8 million, respectively.

Settlement of Equity–Based Awards

In August 2017, we entered in retention agreements with certain of our officers (see Note 15).  Included in these agreements were payments totaling $12.2 million for the repurchase of certain PSUs and RSUs (collectively, the “Awards”) that had been issued to these officers in February 2017.  Each of the payments is subject to clawback and repayment by the applicable officer in the event such officer is terminated with cause or resigns without good reason before the one–year anniversary of the agreement.  The repurchase of the Awards was accounted for as a modification of the original Awards with a revised service period of 18 months (date of grant through the end of the clawback period).

As the Awards were not vested as of the repurchase date, we recognized $9.8 million of equity compensation cost in 2017.  This amount corresponds to the percentage of the service period that had been rendered prior to the modification date.  The remainder of the equity compensation cost will be recognized over the remaining service period of the Awards.

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

The following table presents the compensation costs recognized for the years ended December 31:

	2017	2016	2015
Equity awards	$11,020	$16,243	$26,297
Effect of equity award modification	9,843	—	—
Liability awards	(88)	(1,354)	1,451
Total	$20,775	$14,889	$27,748

NOTE 11. EMPLOYEE BENEFIT PLAN

We have a defined contribution 401(k) plan (the “Plan”).  All of our employees are eligible to participate in the Plan after three months of continuous employment.  The plan is discretionary and provides a 6% employee contribution match as determined by our Board of Directors. For 2017, 2016 and 2015, we recorded $1.0 million, $1.5 million and $1.7 million, respectively, in benefits contributions to the Plan, which are included in general and administrative expenses in our consolidated statements of operations.

Cobalt International Energy, Inc.

(Debtors–in–Possession)

Notes to Consolidated Financial Statements (continued)

NOTE 12. INCOME TAXES

The provision for income taxes is comprised of the following for the years ended December 31:

	2017	2016	2015
Current taxes:
U.S.	$—	$—	$—
Foreign	—	—	—
Deferred taxes:
U.S	—	—	—
Foreign	—	—	—
Total	$—	$—	$—

As we establish full valuation allowances against net deferred tax assets where we have determined that it is more likely than not that all of the deferred tax assets will not be realized, we have recognized no income taxes in our consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015.

The geographic sources of our loss are as follows for the years ended December 31:

	2017	2016	2015
U.S.	$(934,537)	$(2,313,482)	$(490,190)
Foreign	(33,721)	(29,827)	(204,236)
Net loss	$(968,258)	$(2,343,309)	$(694,426)

The effective tax rate on our loss differs from the U.S. statutory rate as follows for the years ended December 31:

	2017	2016	2015
Income tax expense (benefit) at the federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.1%	0.1%	0.1%
Change in federal statutory rate	(65.4)%	—%	—%
Foreign income tax	3.7%	41.5%	13.5%
Cancellation of debt	(5.7)%	(3.9)%	—%
Other	(0.2)%	(0.1)%	(0.5)%
Valuation allowance	32.5%	(72.6)%	(48.1)%
Effective rate	—%	—%	—%

On December 22, 2017, the Tax Cut and Jobs Act (the “Act”) was enacted into law.  Many of the provisions of the Act are effective beginning January 1, 2018, most notable of which is the reduction in the federal corporate statutory rate from 35% to 21%.  The changes included in the Act are broad and complex.  We are currently in the process of finalizing and quantifying the tax effects of the Act, but have recorded provisional amounts based on reasonable estimates for the measurement and accounting of certain effects of the Act in our consolidated financial statements for 2017.  The final transition impacts of the Act may differ from the estimate above due to, among other things, changes in interpretations of the Act, any legislative action to address questions that arise because of the Act, any changes in accounting standards for income taxes or related interpretations in response to the Act, or any updates or changes to estimates we have utilized to calculate the transition impacts.  The SEC has issued rules that would allow for a measurement period of up to one year after the enactment date of the Act to finalize the recording of the relates tax impacts.

Cobalt International Energy, Inc.

(Debtors–in–Possession)

Notes to Consolidated Financial Statements (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The tax effects of our temporary differences and net operating losses (“NOL”) are as follows at December 31:

	2017	2016
Long-term deferred tax asset:
Seismic and exploration costs	$1,753,263	$2,227,489
Stock based compensation	11,751	27,342
Domestic NOL carry forwards	481,967	695,434
Foreign NOL carry forwards	26,471	43,969
2019 Notes and 2024 Notes	28,428	—
Other	24,919	11,522
Valuation allowance	(2,289,519)	(2,597,708)
Total long-term deferred tax asset	37,280	408,048
Long-term deferred tax liability:
2019 Notes and 2024 Notes	—	(169,573)
Oil and natural gas properties	(37,280)	(238,475)
Total long-term deferred tax liability	(37,280)	(408,048)

Net long-term deferred tax asset	$—	$—

As of December 31, 2017, we had NOL carryforwards for federal and state income tax purposes of approximately $2,273.0 million and $73.3 million, respectively, which begin to expire in 2026 and 2025, respectively.

As of December 31, 2017, we had an NOL carryforward for foreign income tax purposes of approximately $51.3 million which began to expire in 2016.

The utilization of the NOL carryforwards is dependent upon generating sufficient future taxable income in the appropriate jurisdictions within the carryforward period.

Under the U.S. Internal Revenue Code, our ability to use our NOL carryforwards and other tax attributes may be limited if we experience a change of control, as determined under U.S. Internal Revenue Code.  Accordingly, we obtained an order from the Bankruptcy Court that is intended to protect our ability to use our tax attributes by imposing certain notice procedures and transfer restrictions on the trading of our common stock.

In general, the order applies to any person or entity that, directly or indirectly, beneficially owns (or would beneficially own as a result of a proposed transfer) at least 4.5% of our common stock.  Such persons are required to notify us and the Bankruptcy Court before effecting a transaction that might result in us losing the ability to use our tax attributes, and we have the right to seek an injunction to prevent the transaction if it might adversely affect our ability to use our tax attributes.

Any purchase, sale or other transfer of our equity securities in violation of the restrictions of the order is null and would be treated as invalid from the outset as an act in violation of a Bankruptcy Court order and would therefore confer no rights on a proposed transferee.

Our tax filings are subject to examination by federal and state tax authorities where we conduct our business. These examinations may result in assessments of additional tax that are resolved with the authorities or through the courts. We have evaluated whether any material tax position we have taken will more likely than not be sustained upon examination by the appropriate taxing authority. As we believe that all such material tax positions we have taken are supportable by existing laws and related interpretations, we believe there are no material uncertain tax positions to consider.  There were no unrecognized tax benefits or accrued interest or penalties associated with unrecognized tax benefits as of December 31, 2017 and 2016.

Cobalt International Energy, Inc.

(Debtors–in–Possession)

Notes to Consolidated Financial Statements (continued)

NOTE 13. EARNINGS PER SHARE

A reconciliation of the number of shares used for the basic and diluted loss per share computations is as follows for the years ended December 31:

	2017	2016	2015
Weighted average common shares outstanding (basic and diluted)	29,556	27,482	27,320

Anti-dilutive shares excluded from diluted loss per share (1)	4,457	6,904	6,980

(1)

Excludes RSAs, RSUs, NQSOs, PSUs, SARs and the shares underlying the 2.625% convertible senior notes due 2019 and the 3.125% convertible senior notes due 2024 as their effect, if included, would have been anti–dilutive.

NOTE 14. OTHER SUPPLEMENTAL INFORMATION

Cash, cash equivalents and restricted cash are recorded in our consolidated balance sheets as follows as of December 31:

	2017	2016
Cash and cash equivalents	$431,646	$613,534
Restricted cash	11,274	2,517
Other assets	15,418	—
Cash, cash equivalents and restricted cash	$458,338	$616,051

Supplemental cash flows and noncash transactions were as follows as of and for the years ended December 31:

	2017	2016	2015
Supplemental cash flows information:
Cash paid for interest	$142,908	$78,320	$78,410
Cash paid for income taxes	—	—	—

Noncash transactions - changes in accrued capital expenditures	(57,824)	(69,667)	(47,580)

Accrued liabilities consisted of the following as of December 31:

	2017	2016
Accrued AFE costs	$1,203	$73,808
Social obligation payments	86,280	86,473
Funds from release of letter of credit on Block 9	18,375	18,375
Interest	4,715	13,793
Angolan consumption tax and withholding on services	9,796	9,796
Bonuses	1,522	8,900
General expenses	890	5,849
Seismic and other operating costs	10,996	5,625
Other	3,134	4,799
Total accrued liabilities	$136,911	$227,418

Cobalt International Energy, Inc.

(Debtors–in–Possession)

Notes to Consolidated Financial Statements (continued)

NOTE 15.  OTHER MATTERS

In September 2016, we announced that we entered into an amendment to our drilling contract with Rowan (UK) Reliance Limited and recorded a charge of $95.9 million, of which $76.3 million was paid in 2016 and $19.6 million was paid in 2017.  This amendment provided for the early termination of our long–term drilling contract for one of their drillships.  The drilling contract was originally scheduled to terminate in February 2018, but the amendment provides for a contract termination date in March 2017.  This charge is recorded in “Loss on amendment of contract” in our consolidated statements of operations.

On March 13, 2017, the SEC informed us that it had initiated an informal inquiry regarding the Sonangol Research and Technology Center (the “SRTC”).  As background, in December 2011, we executed the PSC under which we and BP are required to make certain social contributions to Sonangol, including for the SRTC.  In March 13, 2017, we also received from the SEC a voluntary request for information regarding such inquiry.  We cooperated with the SEC, providing requested information regarding the SRTC.  The SEC also asked for, and we provided, information regarding other aspects of our Angolan operations, including two of our wells offshore Angola.  On January 29, 2018, the SEC formally concluded its investigation into potential violations of the federal securities laws, including the Foreign Corrupt Practices Act, and advised that the SEC staff did not intend to recommend any enforcement action by the SEC against us.

In 2017, we entered into retention agreements with certain of our officers and employees.  The retention agreements provided for one–time lump sum payments totaling $19.7 million.  Of this amount, $12.2 million was paid to certain officers for the repurchase of the Awards (see Note 10) and $7.5 million was paid as retention bonuses to certain employees.  Each of the payments is subject to clawback and repayment by the applicable officer and employee in the event such officer or employee is terminated with cause or resigns without good reason before the one–year anniversary of the agreement.  As of December 31, 2017, $11.6 million of these payments, consisting of equity compensation costs of $7.0 million (see Note 10) and compensation expense of $4.6 million, are included in “Other current assets” in our unaudited condensed consolidated balance sheets and will be recognized over the remaining service period.  In 2017, $13.4 million of these payments are included in “General and administrative expenses” in our consolidated statements of operations.

NOTE 16. QUARTERLY DATA (UNAUDITED)

	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
2017
Revenues	$9,867		$13,749	$14,427	$15,848
Gross profit (1)	7,169		10,714	11,789	13,153
Net loss	(306,255)	(2)	(185,568)	(149,618)	(326,817)	(3)
Basic and diluted loss per share	$(10.40)		$(6.28)	$(5.05)	$(11.03)
2016
Revenues	$1,636		$3,173	$4,228	$7,768
Gross profit (1)	680		1,471	1,855	5,225
Net loss	(46,615)		(205,547)	(218,207)	(1,872,940)	(4)
Basic and diluted loss per share	$(1.71)		$(7.52)	$(7.98)	$(67.05)

(1)	Represents oil, natural gas and natural gas liquids revenues less lease operating expenses.

(2)	Includes dry hole costs and impairments of $237.1 million, of which $236.4 million relates to our Shenandoah discovery.

(3)	Includes reorganization expenses of $332.8 million.

(4)	Includes dry hole costs and impairments of $1,761.4 million, of which $1,691.8 million relates to our Angolan assets.

Cobalt International Energy, Inc.

(Debtors–in–Possession)

Notes to Consolidated Financial Statements (continued)

NOTE 17. SUPPLEMENTARY INFORMATION ON OIL AND NATURAL GAS ACTIVITIES (UNAUDITED)

Oil and Natural Gas Properties

Capitalized costs relating to oil and natural gas producing activities are as follows at December 31:

	2017	2016
Proved oil and natural gas properties	$127,005	$118,245
Unproved oil and natural gas properties, net	850,452	980,844
	977,457	1,099,089
Accumulated depreciation, depletion and amortization	(60,516)	(20,204)
Net capitalized costs	$916,941	$1,078,885

Costs incurred in oil and natural gas property development activities are as follows for the years ended December 31:

	2017	2016	2015
Acquisition of unproved oil and natural gas properties	$1,369	$3,715	$35,993
Exploration costs:
Capitalized	197,096	599,526	718,078
Expensed	47,477	58,170	61,844
Development costs	8,761	39,111	145,021
Total	$254,703	$700,522	$960,936

Estimated Proved Oil, Natural Gas and Natural Gas Liquids Reserves

Our estimated proved reserves are all located within the U.S. Gulf of Mexico.   We caution that there are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. Accordingly, these estimates are expected to change as further information becomes available. Material revisions of reserve estimates may occur in the future, development and production of the oil, natural gas and natural gas liquids reserves may not occur in the periods assumed, and actual prices realized and actual costs incurred may vary significantly from those used in these estimates. The estimates of our proved reserves as of December 31, 2017, 2016 and 2015 have been prepared by Netherland, Sewell & Associates, Inc. (“NSAI”), independent petroleum consultants.

Cobalt International Energy, Inc.

(Debtors–in–Possession)

Notes to Consolidated Financial Statements (continued)

The following table sets forth changes in estimated proved and estimated proved developed reserves for the periods indicated.

	Oil (MMBbls)	Natural Gas (Bcf)	Natural Gas Liquids (MMBbls)	MMBOE
Proved developed and undeveloped reserves:
As of December 31, 2014	8.4	3.7	—	9.0
Revisions of previous estimates	(2.8)	(1.9)	0.3	(2.8)
As of December 31, 2015	5.6	1.8	0.3	6.2
Revisions of previous estimates	(2.2)	(0.5)	(0.2)	(2.5)
Production	(0.4)	(0.1)	—	(0.4)
As of December 31, 2016	3.0	1.2	0.1	3.3
Revisions of previous estimates	(0.9)	(0.5)	—	(0.9)
Production	(1.0)	(0.3)	(0.1)	(1.1)
As of December 31, 2017	1.1	0.4	—	1.3

Proved developed reserves:
December 31, 2014	—	—	—	—
December 31, 2015	—	—	—	—
December 31, 2016	1.9	0.8	0.1	2.1
December 31, 2017	1.1	0.4	—	1.3

Proved undeveloped reserves:
December 31, 2014	8.4	3.7	—	9.0
December 31, 2015	5.6	1.8	0.3	6.2
December 31, 2016	1.1	0.4	—	1.2
December 31, 2017	—	—	—	—

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

(Debtors–in–Possession)

Notes to Consolidated Financial Statements (continued)

The standardized measure of discounted future net cash flows relating to estimated proved oil, natural gas and natural gas liquids reserves is as follows at December 31:

	2017	2016	2015
Future cash inflows	$60,665	$123,889	$288,705
Future production and development costs	(48,591)	(86,103)	(186,053)
Future net cash flows	12,074	37,786	102,652
10% annual premium (discount) for estimated timing of cash flows	5,231	1,164	(45,077)
Standardized measure of discounted future net cash flows	$17,305	$38,950	$57,575

As specified by the SEC, the prices for oil, natural gas and natural gas liquids used in this calculation were the average prices during the year determined using the price of the first day of each month, except for volumes subject to fixed price contracts.  The prices utilized in calculating our total estimated proved reserves at December 31, 2017, 2016 and 2015 were $51.04, $40.32 and $50.78 per barrel of oil, $31.68, $19.23 and $15.23 per barrel of natural gas liquids, and $2.284, $2.056 and $(0.182) per Mcf of natural gas, respectively.

The principal sources of changes in the standardized measure of future net cash flows are as follows for the years ended December 31:

	2017	2016	2015
Standardized measure at beginning of year	$38,950	$57,575	$365,284
Sales and transfers of oil, natural gas and natural gas liquids produced, net of production costs	(42,825)	(9,231)	—
Net changes in prices and production costs	17,084	(31,738)	(314,367)
Development costs incurred during the period	7,589	45,611	—
Revisions and other	(15,218)	(23,579)	(122,584)
Accretion of discount	3,895	5,757	36,528
Changes in estimated future development costs	7,589	(822)	99,964
Changes in timing and other	241	(4,623)	(7,250)
Standardized measure, ending	$17,305	$38,950	$57,575

NOTE 18. SUBSEQUENT EVENTS (UNAUDITED)

On February 21, 2018, we received the Initial Payment from Sonangol (see Note 3) and (i) notified the relevant ICC arbitral tribunal of the agreement between us and Sonangol to terminate the proceedings related to the joint interest receivable owed to us for operations on Block 21 offshore Angola and (ii) notified the relevant ICC arbitral tribunal of the agreement between us and Sonangol to extend the procedural timetable by an additional four months for the proceedings related to the PSA Arbitration.  In accordance with the Agreement, we and Sonangol are finalizing definitive documentation to implement our exit from Angola and to extinguish all debts and obligations of us and Sonangol to each other that have not already been extinguished pursuant to the Agreement.  Our claims in the PSA Arbitration will be extinguished upon our receipt of the Final Payment, which is due by July 1, 2018.

We evaluated subsequent events for appropriate accounting and disclosure through the date these consolidated financial statements were issued and determined that there were no other material items that required recognition or disclosure in our consolidated financial statements.